Form 10-Q
period 1995-03-31
AGOURON PHARMACEUTICALS INC
filed 1995-04-21
CIK 811210

                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                   FORM 10-Q


          (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                    OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15609

                         AGOURON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                  33-0061928
(State or other jurisdiction of         (I.R.S. employer identification no.)
incorporation or organization)


     10350 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA  92037-1020
           (Address and zip code of principal executive offices)

                                (619) 622-3000
                 (Registrant's telephone number, including area code)

                                    NONE
            (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes __X__  No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 7,315,000 shares of the Company's Common Stock, no par value, were outstanding as of April 12, 1995.

                         AGOURON PHARMACEUTICALS, INC.

                                     INDEX

                                                              Page No.

Part I.     Financial Information

Item 1.     Financial Statements

            Balance Sheet -                                          3
            March 31, 1995 and June 30, 1994

            Statement of Operations - Three and Nine                 4
                 Months Ended March 31, 1995 and 1994

            Statement of Cash Flows-                                 5
                 Nine Months Ended March 31, 1995 and 1994

            Notes to Financial Statements                            6

Item 2.     Management's Discussion and Analysis of                  7
                 Financial Condition and Results of Operations


Part II.    Other Information

Item 1.     Legal Proceedings                                        8

Item 2.     Changes in Securities                                    8

Item 3.     Defaults Upon Senior Securities                          8

Item 4.     Submission of Matters to a Vote of Security Holders      8

Item 5.     Other Information                                        8

Item 6.     Exhibits and Reports on Form 8-K                         8

            Signature                                                9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AGOURON PHARMACEUTICALS, INC.
                                  BALANCE SHEET
                              (Dollars in Thousands)

                                                   March 31,     June 30,
                                                       1995          1994
                                                   ---------     --------
                                                  (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                      $  7,055     $  2,104
     Short-term investments                           20,196       27,757
     Accounts receivable                                 495          328
     Other current assets                                777          891
                                                    ---------    ---------
     Total current assets                             28,523       31,080

Property and equipment,  net of accumulated
    depreciation and amortization of $10,708
    and $8,817                                         6,006        6,098
                                                    ---------    ---------
                                                    $ 34,529     $ 37,178
                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $  4,306     $  1,514
     Accrued liabilities                                 720          519
     Deferred revenue                                  8,718        6,818
     Current portion of long-term debt                   958        1,190
                                                    ---------    ---------
     Total current liabilities                        14,702       10,041
                                                    ---------    ---------
Long-term liabilities:
     Long-term debt, less current portion                713          992
     Accrued rent                                      1,302        1,293
                                                    ---------    ---------
     Total long-term liabilities                       2,015        2,285
                                                    ---------    ---------
Stockholders' equity:
     Common stock, no par value, 75,000,000 shares
        authorized, 7,304,910 and 7,278,488 shares
        issued and outstanding                        75,680       75,435
     Accumulated deficit                             (57,868)     (50,583)
                                                    ---------    ---------
     Total stockholders' equity                       17,812       24,852
                                                    ---------    ---------
                                                    $ 34,529     $ 37,178
                                                    =========    =========


See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                             STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


                                                 Three Months Ended           Nine Months Ended
                                                     March 31,                    March 31,
                                               ----------------------      ----------------------
                                                  1995         1994           1995         1994
                                               ---------    ---------      ---------    ---------
Revenues:
     Contract                                  $  6,949     $  3,819       $ 19,285     $  9,995
     Interest                                       336          338            978        1,026
                                               ---------    ---------      ---------    ---------
                                                  7,285        4,157         20,263       11,021
                                               ---------    ---------      ---------    ---------
Costs and expenses:
     Research and development                     9,330        5,949         24,352       17,961
     General and administrative                   1,162          832          3,027        1,872
     Interest                                        63           46            169          150
                                               ---------    ---------      ---------    ---------
                                                 10,555        6,827         27,548       19,983
                                               ---------    ---------      ---------    ---------
Net loss                                       $ (3,270)    $ (2,670)      $ (7,285)    $ (8,962)
                                               =========    =========      =========    =========
Net loss per common share                      $   (.45)    $   (.37)      $  (1.00)    $  (1.24)
                                               =========    =========      =========    =========

Shares used in computing net loss
     per common share                          7,300,000    7,242,000      7,286,000    7,232,000
                                               =========    =========      =========    =========







See accompanying notes to financial statements.

                             AGOURON PHARMACEUTICALS, INC.
                                STATEMENT OF CASH FLOWS
                                    (Unaudited)
                              (Dollars in Thousands)

                                                       Nine Months Ended
                                                           March 31,
                                                    ----------------------
                                                       1995         1994
                                                    ---------    ---------
Cash flows from operating activities:
     Cash received from contracts                   $ 21,018     $ 19,054
     Cash paid to suppliers, employees and
       service providers                             (22,405)     (17,857)
     Interest received                                   978        1,026
     Interest paid                                      (169)        (150)
                                                    ---------    ---------
     Net cash provided (used) by operating
       activities                                       (578)       2,073
                                                    ---------    ---------
Cash flows from investing activities:
     Net (increase) decrease in short-term
       investments                                     7,561         (228)
     Expenditures for property and equipment          (1,749)        (970)
                                                    ---------    ---------
     Net cash provided (used) by investing
       activities                                       5,812      (1,198)
                                                    ---------    ---------
Cash flows from financing activities:
     Net proceeds from issuance of common stock          245          427
     Principal payments under equipment leases          (460)        (405)
     Increase (decrease) in long-term debt, net          (68)        (235)
                                                    ---------    ---------
     Net cash provided (used) by financing
       activities                                       (283)        (213)
                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents   4,951          662

Cash and cash equivalents at beginning of period       2,104        7,783
                                                    ---------    ---------
Cash and cash equivalents at end of period          $  7,055     $  8,445
                                                    =========    =========
Reconciliation of net loss to net cash provided
   (used) by operating activities:
     Net loss                                       $ (7,285)    $ (8,962)
     Depreciation and amortization                     1,858        1,672
     Net (increase) decrease in accounts
       receivable and other current assets               (53)      (1,054)
     Net increase (decrease) in accounts payable,
       accrued liabilities, deferred revenue
       and accrued rent                                4,902       10,382
     Options granted for services provided             --              35
                                                    ---------    ---------
     Net cash provided (used) by operating
       activities                                   $   (578)    $  2,073
                                                    =========    =========


See accompanying notes to financial statements.

                        AGOURON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.     Financial Statements

The balance sheet as of March 31, 1995 and the statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1995 and 1994 have been prepared by the Company and have not been audited. Such financials, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.


2.     Short-term Investments

Included in short-term investments at March 31, 1995 and June 30, 1994 is $233,000 and $246,000 of accrued interest receivable. Included in short-term investments at March 31, 1995 is $400,000 which has been pledged as collateral in conjunction with certain long-term debt obligations.

At March 31, 1995, the Company's short-term investments are generally available for sale and are carried at amortized cost which approximates market. These investments, consisting principally of United States government securities (69%) and corporate obligations (26%), have average maturities of less than one year.

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Financial Condition

The Company relies principally on equity financings and corporate collaborations to fund its operations and capital expenditures. At March 31, 1995, the Company had cash, cash equivalents and short-term investments of approximately $27,251,000. Management believes that its present capital resources, plus the committed and expected funding from certain existing collaborative relationships, should be sufficient to meet its working capital needs at least through fiscal 1996. The Company will require additional long-term financing to meet the operating needs of fiscal 1997 and beyond. The Company will consider various financing vehicles to meet such needs including collaborative arrangements and public offerings or private placements of Company common or preferred stock. If such vehicles are not available, the Company may be required to delay or eliminate expenditures for certain of its products or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

Results of Operations

The Company is engaged in the research and development of human pharmaceuticals utilizing protein structure-based drug design. Such research and development has been funded from the Company's equity-derived working capital and through various collaborative arrangements. The Company's net operating losses reflect primarily the result of its independent research and continued increasing investment in clinical development activities concentrated on the Company's lead compounds in cancer and AIDS. As product sales may not begin prior to calendar 1998 and certain programs are expanding their preclinical and clinical development activities, it is anticipated that net operating losses will continue and possibly increase in the next several years.

Compared to the three months ended March 31, 1994, the current period revenues, costs and expenses and net loss have increased by approximately 75%, 55% and 22%. Compared to the nine months ended March 31, 1994, the increase in current period revenues has exceeded the increase in operating expenses resulting in a decrease in the net loss.

Contract revenues in the current three and nine-month periods have increased compared to the year earlier periods due principally to additional collaborative agreements with Japan Tobacco Inc. ("JT": an anti-viral collaboration initiated in February 1994 and an anti-HIV collaboration initiated in December 1994) and increased activities for research programs with Syntex (U.S.A.) Inc. (now a subsidiary of Roche Holdings, Inc.). These increases were partially offset by the absence of funding in the current-year periods from Schering-Plough Corporation due to the completion of a collaborative research program with Schering in April 1994.

Research and development costs and expenses have increased from prior periods due generally to increasing average research and development staff levels (approximately 24%) and staff-related expenditures, including occupancy, and increasing preclinical and clinical activities associated with certain of the Company's leading product development programs, including AG331 and AG337 (synthetic chemical compounds designed specifically to inactivate an enzyme required for rapid proliferation of cancer cells) and AG1343 (a non-peptidic synthetic molecule of low molecular weight designed to inhibit HIV protease-- an enzyme that plays an essential role in the replication cycle of HIV). The increase in general and administrative costs in the current three and nine-month periods is due chiefly to increasing average staff levels (approximately 38%) and staff-related expenditures and certain administrative costs associated with the JT collaborations.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings:

             The Company is involved in certain legal or administrative proceedings generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position.

Item 2.      Changes in Securities:

             None

Item 3.      Defaults Upon Senior Securities:

             None

Item 4.      Submission of Matters to a Vote of Security Holders:

             None

Item 5.      Other Information:

             None

Item 6.      Exhibits and Reports on Form 8-K:

             a.     Exhibits:

             27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

             b.     Reports on Form 8-K:

                    None

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AGOURON PHARMACEUTICALS, INC.




Date:  April 21, 1995             /s/ Steven S. Cowell
                                  -------------------------------------------
                                  Steven S. Cowell
                                  Vice President, Finance and Chief Financial
                                  Officer and Chief Accounting Officer