Form 10-Q/A
period 1994-12-31
AGOURON PHARMACEUTICALS INC
filed 1995-06-22
CIK 811210

                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                   FORM 10-Q/A

            (Amendment No. 2 to the Form 10-Q Filed January 31, 1995)

          (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1994

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

                              Yes __X__  No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 7,294,000 shares of the Company's Common Stock, no par value, were outstanding as of January 22, 1995.

Item 6.      Exhibits and Reports on Form 8-K:

             a.     Exhibits:

             10.54 Development and License Agreement dated December 1, 1994 between Japan Tobacco Inc. and the Company (confidential treatment has been requested for portions of this agreement pursuant to an application dated January 31,
                    1995)

             10.55 Third Amendment of Agreement One effective January 15, 1995 between Japan Tobacco Inc. and the Company (confidential treatment has been requested for portions of this agreement pursuant to an application dated January 31, 1995)

             b.     Reports on Form 8-K:

                    None


                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AGOURON PHARMACEUTICALS, INC.




Date:  June 21, 1995              /s/ Steven S. Cowell
                                  -------------------------------------------
                                  Steven S. Cowell
                                  Vice President, Finance and Chief Financial
                                  Officer and Chief Accounting Officer