Form 10-K
period 1995-06-30
AGOURON PHARMACEUTICALS INC
filed 1995-07-31
CIK 811210

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K

(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1995
                                 OR
___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from .............. to ............
Commission file number 0-15609

                    Agouron Pharmaceuticals, Inc.
       (Exact name of registrant as specified in its charter)


  California                                      33-0061928
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

10350 North Torrey Pines Road,Suite 100  La Jolla, California      92037-1020
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (619) 622-3000
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock, without par value
                                           (Title of class)

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__No ____

    On July 20, 1995, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $191,046,000 based on the closing stock price as reported by NASDAQ Stock Market.

    On July 20, 1995, there were 7,359,932 shares of common stock, without par value, of the registrant issued and outstanding.

                                    PART I

Item 1.     BUSINESS

General

    The Company was organized and incorporated in California in June
1984. Agouron is a pioneer and leader in technologies that enable the atom-by-atom design of novel synthetic drugs based upon the molecular structures of target proteins which play key roles in human disease. The Company is conducting phase II clinical trials of two drugs generated by these design technologies: AG1343 for the treatment of HIV infection and AG337 for treatment of solid malignant tumors. In addition, ten preclinical programs are in progress for discovery and development of other new drugs in the fields of cancer, viral diseases, and immuno-inflammatory disease. The Company's business currently consists of one business segment, the operations of which are described below.

    The Company's common stock account has evolved through a series of public offerings and private placements of its common and preferred stock and the exercise of various warrants and employee stock options. Three public offerings (calendar 1987, 1989 and 1991) generated net proceeds of approximately $55,770,000 through the issuance of approximately 4,159,000 shares. The most recent public offering raised approximately $34,720,000 through the issuance of 1,940,000 shares. Private placements of both common and preferred stock have generated approximately $17,090,000 in net proceeds and the issuance of approximately 2,763,000 shares.
Private placements in fiscal 1993 generated $6,000,000 through the issuance of approximately 312,000 shares. The exercise of warrants and employee stock options (including employee stock purchase plan transactions) have generated proceeds of approximately $3,250,000 and the issuance of approximately 438,000 shares.

Narrative Description of Business

    Agouron is developing innovative drugs for treatment of cancer, HIV infection and other serious diseases and has expended approximately $119,500,000 on research and development since its inception.

    Preliminary results from ongoing pilot phase II studies evaluating alternative doses of AG1343, an orally administered inhibitor of the enzyme HIV protease, indicate that AG1343 is safe, well tolerated and, in nearly all of the 20 patients tested in the first two dosing groups, reduced the amount of HIV and/or increased the number of CD4+ T cells (primary cells of the immune system) detectable in blood. Four-week studies of higher dose levels of AG1343 in tablet form are in progress at two centers in the United States. If satisfied by these studies, the Company intends to initiate large-scale pivotal trials in calendar 1995 which, if successful, could lead to the submission of a New Drug Application ("NDA") for AG1343 in calendar 1997.

    AG337, an inhibitor of the enzyme thymidylate synthase ("TS"), is being tested clinically as a chemotherapeutic agent for treatment of solid malignant tumors associated with cancer of the colon, lung, prostate, pancreas, liver and head/neck. In a majority of more than 50 evaluable patients treated to date in six ongoing phase II studies, AG337 has stabilized previously progressive malignant disease and, in some patients, caused significant reductions in the mass of solid tumors. Both intravenous and oral formulations of AG337 are being developed. If satisfied with results from these phase II studies, the Company intends to initiate pivotal trials in calendar 1995 which, if successful, could lead to the submission of an NDA for AG337 in calendar 1997.

    Agouron's goal is to become profitable from the sale of differentiated drugs generated principally from its own drug discovery and development efforts. To augment its technical capabilities, to enhance the likelihood of successful commercialization of its products and to offset some of its operating costs, the Company has entered into collaborative research and development arrangements with other companies. However, consistent with its commercial goal, the Company has generally retained significant commercial rights in drugs developed in its collaborative research and development programs funded in whole or in part by other companies. The Company anticipates that its successfully developed products will be commercialized both through its own direct sales and marketing activities in certain pharmaceutical markets, where appropriate, and through manufacturing and marketing relationships with other pharmaceutical firms.

    In collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"), Agouron is engaged in the development of AG1343 for treatment of HIV infection, as well as in the design of drugs for treatment of infections by herpes viruses, by the virus which causes hepatitis C, and by the family of rhinoviruses--the most frequent cause for the common cold. Under agreements with JT, Agouron retains exclusive commercial rights to these anti-viral products in the United States, Canada and Mexico, generally subject to the payment either of royalties or a share of profits to JT.

    In collaboration with scientists from Syntex (U.S.A.) Inc. (now a subsidiary of Roche Holdings, Inc.) ("Roche"), Agouron is pursuing the design and development of inhibitors of matrix metalloproteases ("MMPs") to intervene in the degradation of bone and connective tissue in arthritis, and in the invasion, growth and metastasis of solid malignant tumors. In the field of cancer, Agouron retains exclusive commercial rights to products from the collaboration, subject to the payment of royalties to Roche.

Research and Development Program

    Agouron's research and development programs concentrate in three areas of human disease: cancer, viral diseases and immuno-inflammatory disease. All of Agouron's drug discovery programs apply the Company's core technologies for the atom-by-atom design of small synthetic drug molecules based upon the three dimensional molecular architecture of proteins that play key roles in human disease. The following table outlines the Company's portfolio of preclinical and clinical research and development programs. Some of these programs are being pursued by Agouron independently while others are being undertaken in collaboration with other companies.

 -------------------------------------------------------------------------------------------------------
|Program                     Indication            Protein Target          Development Stage    Partner |
|-------                     ----------            --------------          -----------------    ------- |
|Cancer                                                                                                 |
|                                                                                                       |
|  AG337- i.v.               Solid Tumors          TS                      Phase II             None    |
|  AG337- oral               Solid Tumors          TS                      Phase I              None    |
|  AG331                     Solid Tumors          TS                      Phase I              None    |
|  GART Inhibitors           Solid Tumors          GART                    Preclinical          None    |
|  MMP Inhibitors            Metastasis            Collagenase             Preclinical          Roche   |
|  AICART Inhibitors         Solid Tumors          AICART                  Research             None    |
|  cdk4 Inhibitors           Solid Tumors          cdk4                    Research             None    |
|  VEGF Receptor             Solid Tumors          kdr                     Research             None    |
|                                                                                                       |
|Viral Disease                                                                                          |
|                                                                                                       |
|  AG1343                    HIV Infection         HIV Protease            Phase II             JT      |
|  Rhinovirus                Common Cold           RhV3C Protease          Research             JT      |
|  Cytomegalovirus           CMV Infection         CMV Protease            Research             JT      |
|  Herpes simplex            Herpes Infection      HSV-1 Protease          Research             JT      |
|  Hepatitis C               Viral Diseases        Hepatitis C Protease    Research             JT      |
|                                                                                                       |
|Immuno-inflammatory Disease                                                                            |
|                                                                                                       |
|  MMP Inhibitors            Arthritis             Stromelysin             Preclinical          Roche   |
|  AICART Inhibitors         Inflammation          AICART                  Research             None    |
|  Calcineurin Inhibitors    Immuno-suppression    Calcineurin             Research             None    |
 -------------------------------------------------------------------------------------------------------

Cancer

    The development of new drugs for treatment of cancer is a primary scientific and commercial focus of the Company. Most existing anti-cancer drugs display limited efficacy and significant toxicities that restrict their clinical usefulness. As a result, there remains a critical need for anti-cancer drugs which are less toxic and more efficacious. Agouron is developing new anti-cancer drugs which circumvent the limitations of most currently available chemotherapeutic drugs: susceptibility to DNA repairmechanisms and drug resistance and the lack of impact on nonproliferating cancer cells. The Company's anti-cancer drug discovery and development program is focusing on the discovery and development of inhibitors of the following enzymes: thymidylate synthase ("TS"), glycinamide ribotide formyltransferase ("GART"), aminoimidazole carboxamide ribonucleotide formyltransferase ("AICART"), matrix metalloproteases ("MMPs"), cyclin dependent kinase 4 ("cdk4"), and a receptor for Vascular Endothelial Growth Factor ("VEGF"). Three of these enzyme targets (TS, GART and AICART) have a common structural motif that permits lead inhibitors from one program to be useful in others.
TS Inhibitors:  AG337 and AG331

    The enzyme TS catalyzes a critical step in the synthesis of DNA and is especially crucial to cancer cells undergoing uncontrolled proliferation. Inhibition of TS kills tumor cells by inducing programmed cell death--a form of natural cellular suicide by which normal cell growth is usually regulated.

    Agouron's TS program has generated two compounds which are currently in clinical development: AG337 in phase II clinical testing and AG331 currently in phase I clinical testing.

    In six phase II trials of an i.v. formulation of AG337 at ten clinical sites in the United States, the company is evaluating 5-day courses of treatment with AG337 in patients with solid malignant tumors associated with cancer of the colon, lung, liver, pancreas, prostate, or head/neck. Certain preliminary results from these studies indicate that in a majority of more than 50 evaluable patients, AG337 has stabilized previously progressive malignancy and, in some patients, caused measurable reductions in tumor mass. In one or more patients with cancer of the liver or head/neck, confirmed reductions in tumor mass of greater than 50% have been observed, qualifying AG337 for expanded phase II studies in these diseases in accordance with the study design. The Company may elect to extend phase II trials of AG337 in cancer of the colon, pancreas, prostate and/or lung based on future results. Agouron expects ultimately to select one or two of these malignant diseases in which to pursue pivotal clinical trials aimed at qualifying AG337 for registration. Such trials, if successful, could permit the Company to file a NDA covering both the oral and i.v. formulations of AG337 in calendar 1997.

    Phase I clinical studies of an i.v. formulation of AG331 are being completed. AG331 has been well tolerated until the occurrence of apparently dose limiting liver toxicity at 800mg/m2/day; the pharmacokinetic and safety data from the studies are presently being evaluated. Because of the encouraging performance of AG337 in early phase II testing, AG331 is being treated by the Company as a "backup" to AG337.

    To date, the Company has self-funded the development of AG337 and AG331 and retains all commercial rights to such compounds.

GART Inhibitors and MMP Inhibitors

    Based on the current status of its preclinical programs, the Company anticipates selecting its next clinical development compound(s) from the GART and/or MMP programs.

    GART is an enzyme in a biochemical pathway through which tumor cells synthesize purines, essential components of DNA. The Company believes that inhibitors of GART will show a high degree of selectivity for tumor cells and less severe bone marrow toxicity than other chemotherapeutic agents.

    Independent research has shown MMPs to be involved in many disease states. Within the cancer field, certain MMPs have been associated with tumor growth, the metastasis of tumor cells to secondary sites within the body, and the growth of new blood vessels (angiogenesis), through which tumor cells obtain nutrients and growth factors. MMPs thus represent new opportunities for the discovery of novel anti-cancer agents. The Company believes that orally active inhibitors of certain combinations of MMPs, but not of all MMPs, are most likely to have the optimal safety and efficacy profiles of superior anti-cancer agents.

    In both the GART and MMP programs, the Company has generated active and potent inhibitors of target enzymes which have displayed biological activity in preclinical test systems in vitro and in vivo. The Company expects to select one or more development compounds for scale-up and preclinical toxicology studies from either or both the GART and MMP programs during calendar 1995. The Company retains all commercial rights in drugs discovered in the GART program and, subject to payment of royalties to Roche, to MMP inhibitors in the field of cancer. The Company is pursuing the discovery of all MMP inhibitors in collaboration with Roche.

AICART Inhibitors

    The enzyme AICART catalyzes a rate-determining step in the purine biosynthetic pathway. Research has shown that inhibiting the rate-limiting enzyme in such a pathway produces the most significant effects on the growth of cells dependent on that pathway. The scientific rationale for GART as a target for new anti-tumor drugs applies equally to AICART. Agouron scientists believe that two inhibitors of the purine pathway (an inhibitor of GART and an inhibitor of AICART) may be highly synergistic in producing anti-tumor activity when administered in combination.

    The Company's scientists are engaged in design, synthesis and evaluation of AICART inhibitors intended to be efficacious in the treatment of cancer. The Company presently retains all commercial rights to any compounds resulting from this program.

cdk4 Inhibitors

    Cyclin dependent kinases ("cdks") are enzymes that play roles in regulating the transitions between phases in the life cycles of all cells. The member of this family of enzymes known as cdk4 has been implicated by independent research in driving cells from a quiescent phase to the highly proliferative phase characteristic of malignancies -- particularly in familial melanomas, esophageal carcinomas and pancreatic cancers. Agouron has recently initiated a drug discovery program aimed at the design of selective small molecule drugs with the potential to inhibit the activity of cdk4 and therefore block the transition of cancer cells into their proliferative phase.

VEGF Receptor

    The process known as angiogenesis, the formation of new blood vessels, is a key factor in the maintenance and progression of several disease states including the metastasis of malignant tumors. The ability of cancer cells to carry out angiogenesis depends in part upon the activity of a protein known as Vascular Endothelial Growth Factor ("VEGF"), which by binding to a receptor known as kdr, triggers the growth of endothelial cells. Agouron has recently initiated a drug discovery program whose objective is the design of drugs that block the kdr receptor for VEGF and therefore compromise the ability of tumors to carry out a key process in metastasis.

Viral Diseases

    The development of new drugs for the treatment of certain viral diseases is an additional scientific and commercial focus of the Company. The Company is presently conducting programs aimed at discovery and/or development of four classes of anti-viral drugs which block viral proteases, enzymes required by several families of pathogenic viruses to carry out replication and infection. Agouron's anti-viral drug programs include HIV protease inhibitors (AG1343), rhinovirus 3C protease inhibitors, herpes virus protease inhibitors and hepatitis C protease inhibitors. The Company is developing its anti-viral drugs in collaboration with JT.

HIV Protease Inhibitor:  AG1343

    Inhibitors of the enzyme HIV protease are widely regarded as one of the most promising new classes of anti-HIV drugs. HIV protease is an enzyme that performs an essential role in the infectious cycle of HIV. Inhibition of the protease enzyme renders HIV unable to form new infective virus. Several other companies are conducting clinical development of drugs in this class. The Company believes that the most successful HIV protease inhibitors will be those with the most favorable combination of potency, safety, convenience of formulation and schedule of administration.

    Phase I safety and pharmacokinetic studies have been completed (with no observations of clinically significant toxicity) and pilot phase II efficacy trials are in progress in human subjects for AG1343, an orally administered inhibitor of the HIV protease.

    A series of four-week pilot phase II clinical studies are evaluating the safety and acute anti-HIV efficacy of several daily doses of AG1343. To date, the Company has reported only preliminary results from a four-week study of a capsule formulation of AG1343 in the first two dosing groups treated in England. In 10 patients who received doses of 257 mg of active drug three times daily, AG1343 produced reductions of HIV in patients' blood from pre-treatment levels of up to 99% and an average maximum of 80%. In 10 other patients who have received doses of 515 mg of active drug twice daily, AG1343 produced reductions in HIV from pre-treatment levels of up to 99% and average maximum reductions of 91%. In both dosing groups, the average amount of HIV in the blood of patients was substantially below pre-treatment levels at the end of four weeks of treatment. CD4+ T cells in the patients enrolled in the first two dosing groups increased by up to 491 cells per cubic millimeter of blood and by more than 140 cells on average. Additional phase II studies of daily doses of AG1343 in a tablet formulation are currently in progress in the United States. To date, the drug has been reported to be safe and well tolerated. Based on presently available results, the Company intends to initiate a program of phase
II/III clinical studies during the second half of calendar 1995 and, if such studies are successful, to file a NDA in the United States in calendar 1997.

Rhinovirus 3C Protease Inhibitors

    Rhinoviruses are believed to be the single most frequent cause of the common cold. While rhinovirus infections are a periodic annoyance to most normal individuals, they produce more severe and prolonged symptoms in people with asthma, emphysema and chronic obstructive pulmonary disease. Agouron's research program has resulted in the design of potent, selective rhinovirus 3C protease inhibitors currently being evaluated in preclinical pharmacological studies of anti-viral activity, cellular toxicity and oral bioavailability. It is the Company's goal to select one such inhibitor for development in calendar 1996.

CMV and HSV-1 Protease Inhibitors

    Among the most clinically significant members of the family of herpes viruses are herpes simplex virus-1 (HSV-1) and cytomegalovirus (CMV). Like HIV and rhinoviruses, HSV-1 and CMV each contain a protease enzyme essential for virus maturation and infection. The Company believes that these protease enzymes represent targets for a new class of anti-viral drugs with the potential for low toxicity. Agouron scientists are currently seeking to solve the three dimensional structures of the targeted protease enzymes from both HSV-1 and CMV in preparation for the application of its drug design technology. No inhibitor of HSV-1 or CMV has yet been selected by Agouron for development.

Hepatitis C Protease Inhibitors

    The ability to treat infection by hepatitis C virus represents a significant unmet clinical need, particularly in Asian countries. Hepatitis C virus depends upon a key protease enzyme for the production of new infectious viruses. As no human counterparts of the hepatitis C protease enzyme are known, Agouron scientists believe that the potential for toxicity of selective hepatitis C protease inhibitors is low. Agouron's anti-hepatitis C project is an early stage program and no inhibitor has been selected for development.

Immuno-inflammatory Disease

Another scientific and commercial focus of the Company is the development of drugs for treatment of immuno-inflammatory disease. These include MMP inhibitors for use against degenerative diseases such as rheumatoid arthritis and osteoarthritis, AICART inhibitors for use as anti-inflammatory agents, and immuno-suppressive agents for treatment of various neuro-degenerative disorders.

MMP Inhibitors

    In addition to their role in the growth and metastasis of solid tumors, MMPs display high levels of enzymatic activity in such degenerative diseases as rheumatoid arthritis and osteoarthritis. Certain members of the MMP family are associated most closely with these disease states and, the Company believes, offer targets for orally active drugs with potential for minimal toxicity. If successfully developed, the Company believes such selective inhibitors of certain MMPs have the potential to interrupt the progression of arthritic disease itself rather than just to treat the symptoms. The Company has retained a royalty position in any products resulting from the collaborative program with Roche used to treat arthritis and other degenerative bone diseases.

AICART Inhibitors

    AICART is being pursued by Agouron scientists as a target for the development of novel anti-inflammatory drugs. It is widely believed that the anti-inflammatory effects of the anti-cancer drug methotrexate result from the drug's indirect inhibition of AICART. Used for chronic therapy, methotrexate accumulates in the liver and frequently results in serious toxicity. Agouron scientists believe that inhibitors of AICART designed to avoid accumulation in tissues may be superior anti-inflammatory drugs for conditions such as arthritis. The Company's initial lead compounds in this program are being used to validate this assertion. Having solved the three-dimensional molecular structure of the AICART enzyme, Agouron scientists believe they are uniquely positioned to initiate the design, synthesis and evaluation of AICART inhibitors intended to be efficacious in the treatment of inflammatory disease. No candidate for development has yet been identified in this program. The Company presently retains all commercial rights to any compounds resulting from this program.

Calcineurin Inhibitors

    In unpublished research, Company scientists have solved the structure of a key enzyme involved in the activation of cells involved in the immune response. This enzyme, calcineurin, is the indirect site of action of two commonly used drugs for post-organ transplant immuno-suppressive therapy, cyclosporin and FK506. Agouron scientists believe that intervention in this pathway by direct, rather than indirect inhibition of calcineurin, may provide a superior class of immuno-suppressive drugs with the potential for reduced toxicity. The Company intends to explore the clinical potential of calcineurin inhibitors in various neuro-degenerative disorders. No development candidate has yet been identified in this program. The Company retains all commercial rights to any compounds resulting from this program.

Research and Development Agreements

    The Company has funded its research and development primarily from working capital generated from both private and public sales of Agouron equity, corporate collaborative arrangements and federal grants. The Company has an ongoing program of business development which may, from time to time, lead to the establishment of corporate collaborations in addition to those noted below.

Japan Tobacco Inc.

    In December 1992, the Company entered into an agreement with Japan Tobacco Inc. ("JT") to collaborate on the discovery, development and commercialization of novel therapeutic drugs which act on key proteins related to the human immune system ("JT 1992"). In February 1994, the Company expanded its strategic alliance with JT into the field of anti-viral drugs for the treatment of infections caused by hepatitis C, the herpes family of viruses and the rhinoviruses ("JT 1994"). In December 1994, the Company added its anti-HIV drug, AG1343, to the JT collaboration with the execution of a worldwide development and licensing agreement
("JT HIV"). In January 1995, JT 1992 was canceled by mutual agreement and JT 1992 resources were reallocated to JT 1994 programs.

    Under the provisions of JT 1994, JT has agreed to make certain research payments of not less than $8,000,000 to the Company over a two-year period ending December 1996. Such payments could approximate more than $21,000,000 over a four-year period if certain technical milestones are achieved. In addition, JT made an up-front payment of $7,778,000, which is being amortized to revenue over a twenty-four month period. Under the provisions of JT HIV, JT has made payments of $6,000,000 to Agouron representing an initial payment of $2,500,000 and a milestone payment of $3,500,000 in recognition of the satisfactory completion of a phase I clinical study. A second milestone payment of $24,000,000 is to be made by JT, at its election, subsequent to the receipt of results from a pilot phase II clinical study of AG1343. The Company anticipates such payment to be received in calendar 1995. If the milestone payment is not made, all rights to AG1343 revert to the Company. If the payment is made, then Agouron and JT will ultimately share equally the costs of further development of AG1343.

    Under the provisions of JT 1994, the Company will have exclusive rights to develop, manufacture and market anti-hepatitis C and anti-herpes drugs in the United States, Canada and Mexico. JT will have exclusive rights to develop, manufacture and market these drugs in Japan, Taiwan and South
Korea. Outside the countries in which they respectively have exclusive rights, Agouron and JT will have co-exclusive rights to manufacture and market jointly developed anti-hepatitis C and anti-herpes drugs. Each company will pay royalties to the other based upon their respective sales of anti-hepatitis C and anti-herpes drugs. The Company will have exclusive, world-wide, royalty-free rights to develop, manufacture and market drugs for the treatment or prevention of infections by pathogenic rhinoviruses. JT will have the first right to negotiate for a license to develop, manufacture and market such anti-rhinovirus drugs in Japan and certain other countries in Asia. Under the provisions of JT HIV, Agouron will retain exclusive commercial rights to AG1343 (with the right to sublicense, subject to JT's right of first refusal) in the United States, Canada and Mexico. JT will have exclusive commercial rights to AG1343
(with the right to sublicense, subject to Agouron's right of first refusal) in Japan and certain other countries of Asia. Exclusive commercial rights (with the right to sublicense) in Europe and all remaining countries of the world will be held by a joint venture owned equally by Agouron and JT. The two companies will share profits equally from the worldwide commercialization of AG1343.

    Under a separate agreement dated December 1992, JT purchased 155,844 shares of newly issued common stock for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the total outstanding common stock.

Syntex (U.S.A.) Inc.

    In June 1993, the Company entered into an agreement with Syntex (U.S.A.) Inc. (now a subsidiary of Roche Holdings, Inc.) ("Roche"), to collaborate on the discovery of novel matrix metalloprotease inhibitor drugs for use against cancer and degenerative diseases such as rheumatoid arthritis and osteoarthritis. Under the provisions of the agreement, Roche has agreed to make certain research payments of approximately $8,500,000 to the Company over a three year period ending June 1996. The Company is funding a portion of the activities associated with this collaboration on its own account. Under the terms of the agreement, the Company will have a royalty position in certain agreement products, if any, and other development and commercial rights in other agreement products, if any.

    Under a separate agreement dated June 1993, Roche purchased 155,844 shares of newly issued common stock for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the total outstanding common stock.

Schering-Plough Corporation

    In April 1994, the Company and Schering-Plough Corporation completed a three year collaborative research agreement providing for the discovery and development of anti-cancer drugs which target oncogenic ras proteins. Each company may pursue further discovery or development efforts in this program area at its sole discretion and expense with no subsequent obligations to the other company.

Eli Lilly and Company

    In April 1993, the Company and Eli Lilly and Company completed a five year collaborative research program in several therapeutic categories. Further development of any discoveries made in the program will be undertaken at each company's sole discretion and expense. Agouron has continuing commercial rights and/or financial interests in certain of these discoveries.

National Institutes of Health

    The Company is the grantee organization for two grants from the National Institutes of Health to conduct research related to HIV.

Competition

    The pharmaceutical and biotechnology industries are subject to intense competition and rapid and significant technological change. Many companies and organizations, including major pharmaceutical, biotechnology and chemical companies, universities and other research organizations, are engaged in discovery and development of drugs for diseases targeted by the Company. Certain of these companies and organizations have substantially greater financial and other resources, larger research and development staffs and more extensive production and marketing organizations, experience and capabilities than the Company. In addition, many of these companies have significantly greater experience than the Company in preclinical testing and human clinical trials of new pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. All of these companies and other research organizations compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

    Agouron was the first company to devote itself to the development and application of protein structure-based drug design. As such, the Company believes that it has achieved certain competitive advantages including developmental lead time, level of commitment to the technology and the development of certain practical or technical capabilities. However, in recent years several pharmaceutical companies have undertaken to establish capabilities in protein x-ray crystallography, either internally or through academic collaborations, and can be presumed to be engaged in the use of such technology for the same purposes as is the Company. Certain biotechnology companies and other companies have also entered into the field of protein structure-based drug design. The Company expects that the technology for protein structure-based drug design will become more widely implemented over time and will ultimately become more common in the pharmaceutical industry.

    The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel with a broad range of expertise, obtain patent protection or otherwise develop proprietary products or processes, obtain required government approvals on a timely basis, select and pursue drug design projects in areas in which significant market opportunities exist or are likely to develop, manufacture its products on a cost-effective basis either alone or through others and successfully market its products either alone or in conjunction with others. Many of the Company's competitors have substantially greater financial resources, clinical and regulatory experience, manufacturing facilities, and sales and marketing organizations than Agouron.

Patents and Trade Secrets

    The Company seeks patent protection for its proprietary technology and products in the United States and in foreign countries. Most of the Company's products are expected to be synthetic chemical compounds which may be afforded patent protection under principles and procedures well established by the United States Patent and Trademark Office under United States patent law. However, certain of Agouron's products or inventions may involve naturally occurring molecules or genetically engineered organisms and the degree of patent protection for such subject matter is uncertain.

    The Company's strategy is to pursue a strong patent portfolio. The Company is currently prosecuting a number of patent applications in the United States and in various other countries seeking protection for certain series of compounds, including AG1343, AG337 AND AG331, and certain proprietary technology. The Company will continue to file patent applications on its evolving technology, processes and products. As of June 30, 1995, the Company had received one United States patent (covering processes of making AG337) and one foreign patent (covering AG331). The Company believes that if such patents do not issue or are successfully challenged, any such events could have an adverse impact on the Company.

    Many of the processes and much of the know-how of importance to the Company's technology are dependent upon the skills, knowledge and experience of its scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect its rights in these areas, the Company requires all employees, significant consultants and advisors, and collaborators to enter into confidentiality agreements with Agouron. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, knowledge or other proprietary information.

Government Regulation

    The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are principally governed by FDA regulations in the United States and by comparable government regulations in foreign countries. Various federal, state and local statutes and regulations also govern or influence the research and development, manufacturing, safety, labeling, storage, recordkeeping, distribution and marketing of such products. The process of completing preclinical and clinical testing and obtaining the approval of FDA and similar health authorities in foreign countries to market a new drug product requires a number of years and the expenditure of substantial resources. Failures or delays by the Company or its collaborators or licensees in obtaining regulatory approvals would adversely affect the marketing of products being developed by the Company alone or in collaboration with others and the Company's ability to receive product revenues or royalties.

    The steps required by FDA before a new human pharmaceutical product may be marketed in the United States include: (a) preclinical laboratory tests, in vivo preclinical studies and formulation studies; (b) the submission to FDA of a request for authorization to conduct clinical trials on an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to FDA of a NDA with respect to drugs; and
(e) review and approval of the NDA by FDA before the drug product may be shipped or sold commercially. Prior to obtaining FDA approval for each product, each manufacturing establishment for new drugs must be registered with and receive appropriate approval by FDA.

    Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the safety and efficacy of the product. Preclinical test results are submitted to FDA as a part of the IND, which must become effective prior to commencement of human clinical trials. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, early indications of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the investigational drug for a specific clinical indication, to ascertain dose tolerance and the optimal dose range and to collect additional clinical information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable clinical safety profile in the targeted patient population, phase III studies are often initiated to further establish safety and efficacy of the investigational drug in a broader sample of the target patient population. The results of the clinical trials together with the results of the preclinical tests and complete manufacturing and controls information are submitted in a NDA to FDA for approval.

    If a NDA is submitted to FDA, there can be no assurance that such application will be reviewed and approved by FDA in a timely manner, if at all. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product.

    The Company is also subject to foreign regulatory requirements governing development, manufacturing and sales of pharmaceutical products that vary widely from country to country. Approval of a drug by applicable regulatory agencies of foreign countries must be secured prior to the marketing of such drug in those countries. The regulatory approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States.

    In addition to the regulatory framework for pharmaceutical product approvals, the Company is and may become subject to various federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with Agouron's research and development work. The Company is unable to predict the extent of government regulation that might arise from United States or foreign administrative action.

Human Resources

    As of June 30, 1995, the Company had 258 employees, 72 of whom hold Ph.D. or M.D. degrees. Two hundred nineteen employees are engaged in, or directly support, research and product development. The Company's employees are not covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent. The Company has entered into confidentiality agreements with all of its employees.


Item 2.    PROPERTIES

    The Company leases space in three facilities which provide a total of approximately 93,000 square feet of office and laboratory space. The Company's corporate headquarters are located at 10350 North Torrey Pines Road, Suite 100, La Jolla, California 92037, where the Company occupies approximately 25,000 square feet under two leases which expire in April 1997. Research and development activities are conducted at 3565 General Atomics Court, San Diego, California 92121 (where the Company is the sole tenant and occupies approximately 43,500 square feet under a lease which expires September 2001) and at 11099 North Torrey Pines Road, La Jolla, California 92037 (where the Company occupies approximately 24,500 square feet, under two leases which expire in September 2000). These two research and development buildings provide state-of-the-art facilities designed specifically to implement and support the Company's innovative approach to drug design. Included in the facilities are approved scale-up laboratories in which kilogram quantities of Company designed drug compounds are manufactured under current Good Manufacturing Practices for use in clinical trials. The Company believes that its facilities are adequate for its current operations, except that additional facilities will be necessary if the Company undertakes commercial manufacturing.


Item 3.    LEGAL PROCEEDINGS

    The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position or results of operation.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the year ended June 30, 1995 to a vote of the Company's security holders.

PART II


Item 5.    MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ Stock Market under the symbol AGPH. The following table sets forth the high and low selling prices as reported by the NASDAQ Stock Market for the periods indicated.

1994

    First Quarter     $  10 1/4     $   7 3/4
    Second Quarter       12 1/2         8 3/4
    Third Quarter        16 3/4         9 1/2
    Fourth Quarter       14 1/4         9 3/4

1995

    First Quarter     $  13 3/4     $   9 3/4
    Second Quarter       13 1/4        10
    Third Quarter        19            10 7/8
    Fourth Quarter       27 1/4        15

    On July 20, 1995, the closing price of the Company's common stock as reported by the NASDAQ Stock Market was $28.25 per share. There were approximately 5,000 shareholders of the common stock of the Company as of such date. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.


Item 6.    SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data for each of the five years in the period ended June 30, 1995. The information presented should be read in conjunction with the financial statements included elsewhere in this report.


(In thousands, exceptper share          Years ended
amounts)                                June 30,       1995      1994      1993      1992      1991
                                        -----------------------------------------------------------------
Statement of Operations Data:
    Revenues                                           $ 27,961  $ 17,651  $  9,970  $  6,847  $  4,795
    Net loss                                            (12,939)   (9,462)   (9,829)   (9,132)   (6,621)
    Net loss per common share                             (1.77)    (1.31)    (1.40)    (1.47)    (1.42)
    Shares used in computing net
      loss per common share                               7,296     7,241     6,997     6,199     4,674
Balance Sheet Data:
    Working capital                                    $  8,837  $ 21,039  $ 29,933  $ 35,115  $  8,978
    Total assets                                         27,097    37,178    41,721    45,625    15,672
    Long-term liabilities                                 1,884     2,285     2,613     3,050     1,179
    Stockholders' equity                                 12,591    24,852    33,757    37,517    10,620


The Company has never declared or paid dividends on its common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company has been primarily engaged in the research and development of human pharmaceuticals utilizing protein structure-based drug design since its inception in 1984. Such research and development has been funded from the Company's equity-derived working capital, through collaborative arrangements with other companies and through grants from the National Institutes of Health. The Company's net operating losses incurred since inception are primarily a result of the Company's independent research and development activities. Net losses for the fiscal years ended June 30, 1995, 1994 and 1993 were $12,939,000, $9,462,000 and $9,829,000.
As product sales may not begin for several years and preclinical and clinical development activities and costs are increasing in certain research and development programs, it is anticipated that net operating losses will continue and will increase in the next several years.

Results of Operations

    Collaborative research and development agreements with Japan Tobacco Inc. ("JT"), Syntex (U.S.A.) Inc. (now a subsidiary of Roche Holdings, Inc. -- "Roche"), Schering-Plough Corporation ("Schering") and Eli Lilly and Company ("Lilly") accounted for approximately 97%, 94% and 94% of the Company's total contract revenue for 1995, 1994 and 1993. Total contract revenue for 1995 increased approximately 64% over 1994 due principally to an anti-HIV collaboration with JT initiated in December 1994 ("JT HIV"), the effect of a full year of program activities on the anti-viral collaboration with JT initiated in February 1994 ("JT 1994") and increased activities for research programs with Roche. These increases were partially offset by the absence of funding in 1995 from Schering due to the completion of a collaborative research program in April 1994. The increase in contract revenues from 1993 to 1994 was due principally to the effect of a full year of activities on the
collaborative programs covered by the 1992 agreement with JT   ("JT 1992")
and the June 1993 collaboration with Roche, and the initiation of work on JT 1994 programs. Partially offsetting these increases is the absence of any funding in 1994 from Lilly due to the completion of a collaboration in April 1993. The Company anticipates that its contract revenues for 1996 will exceed the level of such revenues recognized in 1995.

    Interest income decreased by approximately 8% from 1994 to 1995 and 21% from 1993 to 1994 primarily due to a generally declining portfolio of cash, cash equivalents and short-term investments which were utilized to fund operations. The Company anticipates that interest income will increase in 1996.

    Research and development spending increased by approximately 52% from 1994 to 1995 and 38% from 1993 to 1994 due principally to staff-related expenses and third-party costs associated with increasing preclinical and clinical development activities associated with the Company's leading product candidates: AG337 for the treatment of cancer and AG1343 for the treatment of HIV infection and AIDS. Collaborator-funded program expenditures representing 65%, 45% and 55% of total research and development costs and expenses in 1995, 1994 and 1993, generated a significant majority of the increases in research and development costs and expenses. The Company's self-funded research and development programs generated approximately 35%, 55% and 45% of total research and development costs and expenses in 1995, 1994 and 1993. Of such self-funded costs during 1995, 1994 and 1993, approximately 49%, 44% and 60% was dedicated to the preclinical and clinical development of anti-proliferative drugs in the Company's most advanced programs. The Company anticipates that total research and development costs and expenses will increase in 1996 in response to expanding drug design efforts on various projects and increasing preclinical and clinical studies associated with several of the Company's product development programs.

    General and administrative costs and expenses represented approximately 11% of total costs and expenses in each of 1995, 1994 and 1993. The increase from 1994 to 1995 was due to increasing average staff levels (approximately 36%) and staff-related expenditures and certain administrative costs associated with the JT collaborations. The increase in absolute dollar spending for such costs from 1993 to 1994 was due mainly to certain administrative costs associated with the JT collaborations and increased occupancy costs related to additional leased facilities. The Company anticipates that total general and administrative costs and expenses will increase in 1996 due to additional staff, costs associated with the planned facility expansion and increasing commercial development and sales and marketing activities.

    Interest expense increased by approximately 15% from 1994 to 1995 and decreased by approximately 27% from 1993 to 1994 due to fluctuations in interest rates and the level of debt and capital lease obligations from year to year.

Financial Condition

Liquidity and Capital Resources

    Since its inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on equity, lease and debt financing and various collaborative arrangements to fund its operations and capital expenditures. To date, the Company has raised net equity proceeds of approximately $76,100,000 principally from corporate and venture capital investors and through its public offerings in calendar 1987, 1989 and 1991. The Company believes that its current capital resources, existing contractual commitments and the JT milestone payment of $24,000,000, are sufficient to meet its operating needs through fiscal 1996. This belief is based on current research and clinical development plans, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions. However, if the JT milestone payment is not received, the Company will need additional financing to meet the planned operating needs of fiscal 1996 as well as fiscal 1997 and beyond. Such needs would include the expenditure of substantial funds to continue research and development activities, conduct existing and planned preclinical studies and tests, conduct human clinical trials and establish certain manufacturing, sales and marketing capabilities. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company common or preferred stock. If such alternatives are not available, the Company may be required to delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

Capital Expenditures

    During 1995, capital expenditures totaled $2,032,000 compared with $1,829,000 and $3,186,000 during 1994 and 1993, of which $17,000, $58,000 and $85,000 were financed through capital lease obligations. Of the total capital expenditures during 1995, 1994 and 1993, approximately $130,000, $119,000 and $1,202,000 represented leasehold improvement costs associated with certain of the Company's scientific and administrative facilities. With the exception of the leasehold improvement costs incurred during 1995, 1994 and 1993, virtually all of the capital expenditures during 1995, 1994 and 1993 represented laboratory equipment and scientific instrumentation necessary to support an expanding research and development and product manufacturing activities.

    Capital expenditures during 1996 are expected to be approximately $2,200,000 to support product manufacturing, development and research activities. The Company may utilize lease or debt financing for certain expenditures if available on acceptable terms.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                          PAGE


Report of Independent Accountants                                     F-1

Balance Sheet as of June 30, 1995 and 1994                            F-2

Statement of Operations for the years ended                           F-3
June 30, 1995, 1994 and 1993

Statement of Stockholders' Equity for the
years ended June 30, 1995, 1994 and 1993                              F-4

Statement of Cash Flows for the years ended
June 30, 1995, 1994 and 1993                                          F-5

Notes to Financial Statements                                         F-6


    NOTE: All schedules are omitted because they are either not applicable or not required or the information is shown elsewhere in the financial statements or in the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Agouron Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Agouron Pharmaceuticals, Inc. at June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

San Diego, California
July 25, 1995

                          AGOURON PHARMACEUTICALS, INC.

                                  BALANCE SHEET
                              (Dollars in thousands)


                                      ASSETS

                                                                    June 30,
Current assets:                                                  1995         1994
                                                                 ---------    --------

     Cash and cash equivalents                                   $  4,358     $  2,104
     Short-term investments                                        15,886       27,757
     Accounts receivable                                              344          328
     Other current assets                                             871          891
                                                                 ---------    --------
     Total current assets                                          21,459       31,080

Property and equipment, net                                         5,638        6,098
                                                                 ---------    --------
                                                                 $ 27,097     $ 37,178
                                                                 =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $  5,426     $  1,514
     Accrued liabilities                                              683          519
     Deferred revenue                                               5,745        6,818
     Current portion of long-term debt                                768        1,190
                                                                 ---------    --------
     Total current liabilities                                     12,622       10,041
                                                                 ---------    --------
Long-term liabilities:
     Long-term debt, less current portion                             580          992
     Accrued rent                                                   1,304        1,293
                                                                 ---------    --------
     Total long-term liabilities                                    1,884        2,285
                                                                 ---------    --------
Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
         7,359,282 and 7,278,488 shares issued and outstanding     76,113       75,435
     Accumulated deficit                                          (63,522)     (50,583)
                                                                 ---------    ---------
     Total stockholders' equity                                    12,591       24,852
                                                                 ---------    --------
Commitments and contingencies (Note 8)                               --           --
                                                                 ---------    --------
                                                                 $ 27,097     $ 37,178
                                                                 =========    ========

See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.

                             STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share amounts)

                                                             Year ended June 30,
                                                       -------------------------------
                                                       1995       1994       1993
                                                       ---------  ---------  ---------
Revenues:
     Contracts                                         $ 26,722   $ 16,301   $  8,266
     Interest                                             1,239      1,350      1,704
                                                       ---------  ---------  ---------
                                                         27,961     17,651      9,970
                                                       ---------  ---------  ---------
Costs and expenses:
     Research and development                            36,317     23,957     17,404
     General and administrative                           4,358      2,961      2,127
     Interest                                               225        195        268
                                                       ---------  ---------  ---------
                                                         40,900     27,113     19,799
                                                       ---------  ---------  ---------
Net loss                                               $(12,939)  $ (9,462)  $ (9,829)
                                                       =========  =========  =========
Net loss per common share                              $  (1.77)  $  (1.31)  $  (1.40)
                                                       =========  =========  =========
Shares used in computing net loss per common share     7,296,000  7,241,000  6,997,000
                                                       =========  =========  =========

See accompanying notes to financial statements.

                                  AGOURON PHARMACEUTICALS, INC.

                               STATEMENT OF STOCKHOLDERS' EQUITY
                                     (Dollars in thousands)

                                                   Common Stock      Accumulated
                                                -------------------
                                                Shares     Amount    Deficit    Total
                                                ---------  --------  --------   --------
Balance at June 30, 1992                        6,903,933  $ 68,809  $ (31,292) $ 37,517

Stock issuances:
     Private sales                                311,688     5,940      -         5,940
     Exercise of stock options                      2,500        21      -            21
     Employee stock purchase plan                   8,425        70      -            70
     Options granted for services provided           -           38      -            38
Net loss                                             -         -        (9,829)   (9,829)
                                                ---------  --------  ---------  --------
Balance at June 30, 1993                        7,226,546    74,878    (41,121)   33,757

Stock issuances:
     Exercise of stock options                     32,649       352      -           352
     Employee stock purchase plan                  19,293       170      -           170
     Options granted for services provided           -           35      -            35
Net loss                                             -         -        (9,462)   (9,462)
                                                ---------  --------  ---------  --------
Balance at June 30, 1994                        7,278,488    75,435    (50,583)   24,852

Stock issuances:
     Exercise of stock options                     49,125       382      -           382
     Employee stock purchase plan                  31,669       296      -           296
Net loss                                             -         -       (12,939)  (12,939)
                                                ---------  --------  ---------  --------
Balance at June 30, 1995                        7,359,282  $ 76,113  $ (63,522) $ 12,591
                                                =========  ========  =========  ========


See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.

                             STATEMENT OF CASH FLOWS
                              (Dollars in thousands)

                                                                   Year ended June 30,
                                                            ----------------------------------
                                                            1995        1994        1993
                                                            ----------  ----------  ----------
Cash flows from operating activities:
     Cash received from contracts                           $ 25,633    $ 20,307    $  7,973
     Cash paid to suppliers, employees and service providers (34,113)    (24,955)    (16,962)
     Interest received                                         1,239       1,350       1,704
     Interest paid                                              (225)       (195)       (268)

Net cash provided (used) by operating activities              (7,466)     (3,493)     (7,553)
                                                            ----------  ----------  ----------
Cash flows from investing activities:
     Net (increase) decrease in short-term investments        11,871        (840)      6,878
     Expenditures for property and equipment                  (1,978)     (1,783)     (2,655)
                                                            ----------  ----------  ----------
Net cash provided (used) by investing activities               9,893      (2,623)      4,223
                                                            ----------  ----------  ----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                  678         522       6,031
     Principal payments under equipment leases                  (613)       (550)       (572)
     Increase (decrease) in long-term debt, net                 (238)        465        (312)
                                                            ----------  ----------  ----------
Net cash provided (used) by financing activities                (173)        437       5,147
                                                            ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents           2,254      (5,679)      1,817
Cash and cash equivalents at beginning of year                 2,104       7,783       5,966
                                                            ----------  ----------  ----------
Cash and cash equivalents at end of year                    $  4,358    $  2,104    $  7,783
                                                            ==========  ==========  ==========
Reconciliation of net loss to net cash provided (used) by
operating activities:
     Net loss                                               $(12,939)   $ (9,462)   $ (9,829)
     Depreciation and amortization                             2,455       2,180       1,755
     Net (increase) decrease in accounts receivable and
      other current assets                                         4        (635)       (172)
     Net increase (decrease) in accounts payable, accrued
      liabilities, deferred revenue and other liabilities      3,014       4,389         655
     Options granted for services provided                      --            35          38
                                                            ----------  ----------  ----------
Net cash provided (used) by operating activities            $ (7,466)   $ (3,493)   $ (7,553)

                                                           ==========  ==========  ==========

See accompanying notes to financial statements.

                        AGOURON PHARMACEUTICALS, INC.

                        NOTES TO FINANCIAL STATEMENTS


Note 1 - The Company and its significant accounting policies

    The Company

    Agouron Pharmaceuticals, Inc. ("Agouron" or the "Company") was incorporated in the state of California on June 22, 1984. The Company is engaged in the development of human pharmaceuticals utilizing protein structure-based drug design.

    Short-term Investments

    Short-term investments consist principally of government or government agency securities, corporate notes and bonds, commercial paper and certificates of deposit with original maturities of three to thirty-six months. Included in short-term investments at June 30, 1995 and 1994 is $172,000 and $246,000 of accrued interest receivable.

    The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") for investments held as of or acquired after July 1, 1994. The Company has classified its short-term investments as available-for-sale. The adoption of FAS 115 did not have a material impact on the Company's financial position or results of operations.

    Concentration of Credit and Market Risk and Off Balance Sheet Risk

    The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any material losses from such investments in 1995, 1994 or 1993.

    Property and Equipment

    Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease. Charges to costs and expenses for repairs and maintenance were $422,000, $534,000 and $508,000 for the years ended June 30, 1995, 1994 and 1993.

    Revenue Recognition

    Contract revenues (including profit, if any) are earned and recognized as work is performed. Contract payments received in advance of performance are recorded as deferred revenue. Subsequent contract revenues are recognized according to the provisions of each collaborative agreement, generally on a percentage-of-completion basis over the life of the contract.

    Statement of Cash Flows

    For purposes of the Statement of Cash Flows, cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Non-cash financing activities are comprised primarily of capital lease obligations and were $17,000, $58,000 and $85,000 for 1995, 1994 and 1993.

    Income Taxes

    Effective July 1, 1993, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. The adoption of FAS 109 did not have a material impact on the Company's financial statements.

    Liquidity and Capital Resources

    At June 30, 1995, the Company believes that its current capital resources, existing contractual commitments and the JT milestone payment of $24,000,000 (see Note 4), will be sufficient to meet its operating needs through fiscal 1996. This belief is based on current research and clinical development plans, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions. However, if the JT milestone payment is not received, the Company will need additional financing to meet the planned operating needs of fiscal 1996 as well as fiscal 1997 and beyond. Such needs would include the expenditure of substantial funds to continue research and development activities, conduct existing and planned preclinical studies and tests, conduct human clinical trials and establish certain manufacturing, sales and marketing capabilities. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company common or preferred stock. If such alternatives are not available, the Company may be required to delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.


Note 2 -  Short-term investments

At June 30, 1995, the amortized cost and estimated fair value of short-term investments held as available-for-sale were as follows:

                                           Amortized   Unrealized   Unrealized     Fair
    (In thousands)                            Cost       Gains        Losses      Value
                                           ----------  -----------  -----------  ----------

    United States government securities     $ 10,236       $ 5        $ (60)     $ 10,181
    Corporate obligations                      3,037         2          (16)        3,023
    Other interest bearing securities          2,613        --           --         2,613
                                           ----------  -----------  -----------  --------
                                            $ 15,886       $ 7        $ (76)     $ 15,817
                                           ==========  ===========  ===========  ========

Realized gains and losses on the disposal of available-for-sale securities during 1995 totaled $3,000 and $7,000, respectively. The cost of securities sold is based upon the specific identification method. At June
30, 1995, scheduled maturities for available-for-sale securities were less than one year for $14,720,000 and between one and two years for $1,166,000.
At June 30, 1995, short-term investments are carried on the balance sheet at amortized cost. The difference between amortized cost and fair value has not been reflected in stockholders' equity as such difference is not material.

Note 3 - Composition of certain financial statement captions


                                                            June 30,
                                                         1995      1994
                                                         -------   -------
                                                         (Dollars in
                                                         thousands)

     Accounts receivable:
          Employee receivables                           $   262   $   270
          Other receivables                                   82        58
                                                         -------   -------
                                                         $   344       328
     Property and equipment, net:                        =======   =======
          Scientific instrumentation                     $ 7,787     6,748
          Computer equipment                               5,453     4,838
          Leasehold improvements                           2,798     2,535
          Furniture and fixtures                             944       794
                                                         -------   -------
                                                          16,982    14,915
          Less accumulated depreciation and amortization (11,344)   (8,817)
                                                         -------   -------
                                                         $ 5,638   $ 6,098
                                                         -------   -------
     Accrued liabilities:
          Accrued vacation                               $   623   $   489
          Other                                               60        30
                                                         -------   -------
                                                         $   683   $   519
                                                         =======   =======



Note 4 - Significant contract and grant arrangements

    Japan Tobacco Inc.

    In December 1992, the Company entered into an agreement with Japan
Tobacco Inc. ("JT") to collaborate on the discovery, development and commercialization of novel therapeutic drugs which act on key proteins related to the human immune system ("JT 1992"). In February 1994, the Company expanded its strategic alliance with JT into the field of anti-viral drugs for the treatment of infections caused by hepatitis C, the herpes family of viruses and the rhinoviruses ("JT 1994"). In December
1994, the Company added its anti-HIV drug, AG1343, to the JT collaboration with the execution of a worldwide development and licensing agreement ("JT
HIV").  In January 1995, JT 1992 was canceled by mutual agreement and JT
1992 resources were reallocated to JT 1994 programs.

    Under the provisions of JT 1994, JT has agreed to make certain research payments to the Company of not less than $8,000,000 over a two year period ending December 1996. Such payments could approximate more than $21,000,000 over a four year period if certain technical milestones are achieved. In addition, JT made an up-front payment of $7,778,000, which is being amortized to revenue over a twenty-four month period. Under the provisions of JT HIV, JT has made payments of $6,000,000 to Agouron representing an initial payment of $2,500,000 and a milestone payment of $3,500,000 in recognition of the satisfactory completion of a phase I clinical study. A second milestone payment of $24,000,000 is to be made by JT, at its election, subsequent to the receipt of results from a pilot phase II clinical study of AG1343. The Company anticipates such payment to be received in calendar 1995. If the milestone payment is not made, all rights to AG1343 revert to the Company. If the payment is made, then
Agouron and JT will ultimately share equally the costs of further development of AG1343.

    Under the provisions of JT 1994, the Company will have exclusive rights to develop, manufacture and market anti-hepatitis C and anti-herpes drugs in the United States, Canada and Mexico. JT will have exclusive rights to develop, manufacture and market these drugs in Japan, Taiwan and South
Korea. Outside the countries in which they respectively have exclusive rights, Agouron and JT will have co-exclusive rights to manufacture and market jointly developed anti-hepatitis C and anti-herpes drugs. Each company will pay royalties to the other based upon their respective sales of anti-hepatitis C and anti-herpes drugs. The Company will have exclusive, world-wide, royalty-free rights to develop, manufacture and market drugs for the treatment or prevention of infections by pathogenic rhinoviruses. JT will have the first right to negotiate for a license to develop, manufacture and market such anti-rhinovirus drugs in Japan and certain other countries in Asia. Under the provisions of JT HIV, Agouron will retain exclusive commercial rights to AG1343 (with the right to sublicense, subject to JT's right of first refusal) in the United States, Canada and Mexico. JT will have exclusive commercial rights to AG1343
(with the right to sublicense, subject to Agouron's right of first refusal) in Japan and certain other countries of Asia. Exclusive commercial rights
(with the right to sublicense) in Europe and all remaining countries of the world will be held by a joint venture owned equally by Agouron and JT. The two companies will share profits equally from the worldwide commercialization of AG1343.

    Under the combined terms of the agreements, the Company has incurred costs of $19,211,000, $5,043,000 and $1,144,000 and recognized corresponding revenues of $22,880,000, $11,144,000 and $2,156,000 for the years ended June 30, 1995, 1994 and 1993.

    Under a separate agreement dated December 1992, JT purchased 155,844 shares of newly issued common stock for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the total outstanding common stock.

    Syntex (U.S.A.) Inc.

    In June 1993, the Company entered into an agreement with Syntex (U.S.A.)
Inc. (now a subsidiary of Roche Holdings, Inc.) ("Roche"), to collaborate on the discovery of novel matrix metalloprotease inhibitor drugs for use against cancer and degenerative diseases such as rheumatoid arthritis and osteoarthritis. Under the provisions of the agreement, Roche has agreed to make certain research payments to the Company over a three year period ending June 1996 of approximately $8,500,000. Under the agreement, the Company has incurred costs and recognized corresponding revenues of $3,043,000, $2,307,000 and $120,000 during the years ended June 30, 1995,
1994 and 1993. The Company is funding a portion of the activities associated with this collaboration on its own account. Under the terms of the agreement, the Company will have a royalty position in certain agreement products, if any, and other development and commercial rights in other agreement products, if any.

    Under a separate agreement dated June 1993, Roche purchased 155,844 shares of newly issued common stock for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the total outstanding common stock.


    Schering-Plough Corporation

    In April 1994, the Company and Schering-Plough Corporation completed a three year collaborative research agreement providing for the discovery and development of anti-cancer drugs which target oncogenic ras proteins. Each company may pursue further discovery or development efforts in this program area at its sole discretion and expense with no subsequent obligations to the other company. Under the agreement, the Company has incurred costs and recognized corresponding revenues of $1,894,000 and $2,570,000 during the years ended June 30, 1994 and 1993.

    Eli Lilly and Company

    In April 1993, the Company and Eli Lilly and Company completed a five year collaborative research program in several therapeutic categories.
Further development of any discoveries made in the program will be undertaken at each company's sole discretion and expense. Agouron has continuing commercial rights and/or financial interests in certain of these discoveries. During the collaborative research program, the Company has been reimbursed for certain costs incurred and has recognized revenues of $2,941,000 during 1993.

    National Institutes of Health

    The Company is currently the grantee organization for two grants from the National Institutes of Health to conduct research related to the Human
Immunodeficiency Virus. Costs incurred and the corresponding reimbursement revenues recognized under various grant programs were $799,000, $956,000 and $479,000 for 1995, 1994 and 1993.


Note 5 - Long-term debt

    At June 30, 1995 and 1994, long-term debt and capital lease obligations were as follows:


                                                                 1995         1994
                                                            ------------  ------------
Notes payable, secured with personal property and a         $   931,000   $ 1,169,000
  certificate of deposit for $400,000; interest at prime
  plus 1.5%; maturing September 1995, June 1997 and
  November 1998

Capital leases, with interest rates between 6.7% and 16.5%,     417,000     1,013,000
  maturing at various dates through December 1998
                                                            ------------  ------------
Total long-term debt and capital lease obligations            1,348,000     2,182,000

Current portion of long-term debt                              (768,000)   (1,190,000)
                                                            ------------  ------------
Long-term debt                                              $   580,000   $   992,000
                                                            ============  ============


    Maturities of long-term debt, excluding capital leases, are as follows:
1996 - $445,000,       1997 - $344,000, 1998 - $100,000, 1999 - $42,000 and
2000 and thereafter $0.

Note 6 - Income taxes

    At June 30, 1995 and 1994, the Company has total deferred income taxes of $30,299,000 and $23,609,000, which have been fully reserved as follows:


                                             June 30,1995   June 30, 1994
                                             ------------   ------------
     Deferred revenue                        $  2,358,000   $  2,737,000
     Book and tax depreciation differences      1,664,000      1,588,000
     Accrued liabilities                          790,000        715,000
     Net operating loss carryforwards          19,638,000     14,437,000
     Foreign tax credits                        1,913,000      1,237,000
     Research and development tax credits       3,936,000      2,895,000
                                             ------------   -------------
                                               30,299,000     23,609,000

     Valuation allowance                      (30,299,000)   (23,609,000)
                                             ------------   -------------
     Deferred taxes, net                     $      --      $      --
                                             ============   =============


    The Company has not recorded provisions for any United States income taxes due to net operating losses for tax reporting purposes. At June 30, 1995, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $53,509,000, expiring from 2000 through 2010. The Company also has federal research and development credit carryforwards of approximately $2,721,000 at June 30, 1995, expiring from 2000 through 2010. The future utilization of, or limitation as to the use of, net operating loss carryforwards for federal and state income tax purposes may be impacted by the issuance of additional equity securities.

    As a result of California's partial conformity with federal provisions regarding net operating loss and research and development credit carryforwards, the Company has net operating loss and research and development credit carryforwards of approximately $15,055,000 and $1,215,000 for state tax reporting purposes at June 30, 1995, expiring from 1996 through 2010.

    Included in general and administrative costs and expenses at June 30, 1995, 1994 and 1993 is approximately $863,000, $611,000 and $116,000 of foreign tax expense associated with the contract research payments from JT.

Note 7 -  Stockholders' equity

    Stock Options

    The Company has two stock option plans whereby 3,220,000 shares of common stock have been reserved for issuance to its officers, directors, employees and consultants. The plans, as amended, are administered by the Board of Directors or its designees and provide generally that, for incentive stock options, the exercise price shall not be less than the fair market value of the shares at the date of grant and, for certain non-qualified stock options, the price shall not be less than 85% of the fair market value of the shares at the date of grant and may be at any price determined by the Board of Directors for others. The options expire not later than ten years from the date of the grant and generally become exercisable ratably over a four year period beginning one year from the grant date. As of June 30, 1995, 293,636 of these options had been exercised, 1,107,922 were exercisable and 340,672 shares of common stock remain available for option grant. The following table summarizes stock option activity for 1993 through 1995:

                                                 Shares           Price
                                               ---------     ---------------
Outstanding June 30, 1992                        803,278

Options granted                                  494,239     $ 7.88 - $13.88
Options exercised                                 (2,500)    $ 7.38 - $ 9.15
Options cancelled                                (20,550)    $ 7.38 - $15.50
                                               ----------
Outstanding June 30, 1993                      1,274,467

Options granted                                  703,450     $ 8.63 - $16.00
Options exercised                                (32,649)    $ 5.40 - $12.00
Options cancelled                                (39,829)    $ 7.88 - $15.50
                                               ----------
Outstanding June 30, 1994                      1,905,439

Options granted                                  773,275     $10.13 - $24.50
Options exercised                                (49,125)    $ 5.40 - $15.50
Options cancelled                                (43,897)    $ 7.88 - $16.13
                                               ----------
Outstanding June 30, 1995                      2,585,692     $ 5.40 - $24.50
                                               ==========



    Employee Stock Purchase Plan

    In December 1992, the shareholders approved an Employee Stock Purchase Plan ("ESPP") which commenced on January 1, 1993. Under the ESPP, 250,000 shares of common stock have been reserved for issuance and 190,613 shares remain available for purchase at June 30, 1995. Eligible employees may purchase shares of the Company's common stock through payroll deductions at prices equal to 85% of the fair market value of the common stock on either the first or last day of a purchase period. During 1995, 25,524 shares were issued at a price of $9.24 per share and 6,145 shares were issued at a price of $9.88 per share. During 1994, 10,073 shares were issued at a price of $8.2875 per share and 9,220 shares were issued at a price of $9.35 per share. During 1993, 8,425 shares were issued at a price of $8.2875 per share.

    Stock Warrants

    As part of certain financing arrangements in 1986, the Company issued a warrant to purchase 45,000 shares of the Company's common stock at a per share price of $6.30. This warrant is currently exercisable and expires in July 1996.

Note 8 - Commitments and contingencies

    Certain scientific instrumentation and computer and other equipment are subject to leases which are classified as capital leases. At June 30, 1995 and 1994, $2,364,000 ($227,000, net) and $2,601,000 ($624,000, net) of such leased equipment were included in property and equipment.

    Rental expenses (principally for leased facilities under long-term operating lease commitments) were $2,198,000, $1,973,000 and $1,502,000 for 1995, 1994 and 1993. Future minimum payments for capital and operating leases at June 30, 1995 are as follows:

                                          Capital Leases     Operating Leases
                                          --------------     ----------------
     1996                                 $   350,000        $  2,579,000
     1997                                      56,000           2,565,000
     1998                                      37,000           2,244,000
     1999                                       8,000           2,295,000
     2000                                       --              2,411,000
     Thereafter                                 --              2,291,000
                                          ------------       -------------
     Total minimum lease payments             451,000        $ 14,385,000
     Less amount representing interest        (34,000)       =============
                                          ------------
     Obligation under capital leases      $   417,000
                                          ============
    The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position or results of operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                     PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of the Company are as follows:
    Name                              Age    Position
    -------------------------------   ----   -------------------------------------------
    Peter Johnson(2)(4)                50    President, Chief Executive
                                               Officer and Director

    Neil J. Clendeninn, M.D., Ph.D.    46    Vice President, Clinical Affairs

    Steven S. Cowell(2)                46    Vice President, Finance and Chief Financial
                                               Officer

    Gary E. Friedman(2)                48    Vice President, General Counsel, Secretary
                                               and Director

    Robert C. Jackson, Ph.D.           52    Vice President, Research and Development

    Barry D. Quart, Pharm.D.           38    Vice President, Regulatory Affairs

    R. Kent Snyder                     41    Vice President, Commercial Affairs

    Glenn R. Zinser                    52    Vice President, Operations

    John N. Abelson, Ph.D.(1)          56    Director

    Patricia M. Cloherty(3)(4)         53    Director

    A.E. Cohen(1)(4)                   59    Director

    Michael E. Herman(1)(4)            54    Director

    Irving S. Johnson, Ph.D.(4)        70    Director

    Antonie T. Knoppers, M.D.(3)       80    Director

    Melvin I. Simon, Ph.D.(3)          58    Director


(1)     Member of Directors Compensation Committee
(2)     Member of Management Compensation Committee
(3)     Member of Audit Committee
(4)     Member of Executive Committee

    Peter Johnson, a founder of the Company, has served as a director and as president and chief executive officer of the Company since its inception in 1984. Through 1989, Mr. Johnson held various positions with The Agouron Institute, including executive director. Mr. Johnson received a M.A. from the University of California, San Diego.

    Neil J. Clendeninn joined the Company in February 1993 as vice president, clinical affairs. From 1985 until joining the Company, Dr. Clendeninn held various positions with Burroughs Wellcome Co., including head of the chemotherapy section from 1988. From 1981 through 1985, Dr. Clendeninn worked with the clinical oncology and clinical pharmacology groups at the National Institutes of Health. Dr. Clendeninn received an M.D. and a Ph.D. in pharmacology from New York University.

    Steven S. Cowell joined the Company in August 1991 as vice president, finance and chief financial officer. From 1982 until joining the Company, Mr. Cowell held various positions, the most recent of which was vice president and controller at Cetus Corporation, a public biotechnology company primarily engaged in the development, manufacture and marketing of pharmaceutical products. Mr. Cowell is a Certified Public Accountant in California and received a B.S. in business administration from the University of California, Berkeley.

    Gary E. Friedman, a founder of the Company, has served as a director since its inception, as the secretary of the Company since May 1986 and as vice president and general counsel since December 1991. Previously, from 1982 until December 1991, Mr. Friedman was a principal of the law firm of Friedman, Jay & Cramer, a Professional Corporation. Mr. Friedman is a California Certified Specialist in Taxation. Mr. Friedman received a J.D. and an M.B.A. from the University of California, Berkeley and an L.L.M. in taxation from the University of San Diego.

    Robert C. Jackson joined the Company in March 1991 as vice president, research and development. From June 1990 to February 1991, Dr. Jackson was group director of the anti-cancer drug discovery program at The DuPont Merck Pharmaceutical Company and, from 1982 to June 1990, held various positions with the Parke-Davis Pharmaceutical Research Division of the Warner-Lambert Company, including director of tumor biology and director of the chemotherapy department. Dr. Jackson received a Ph.D. in biochemistry from the University of London.

    Barry D. Quart joined the Company in June 1993 as vice president, regulatory affairs. From 1983 until joining the Company, Dr. Quart held various positions with Bristol-Myers Squibb Company, including executive director of international regulatory affairs from 1992. Dr. Quart received a Pharm.D. in clinical pharmacy from the University of California, San Francisco.

    R. Kent Snyder joined the Company in July 1991 as vice president, business development. In June 1995, Mr. Snyder's title was changed to vice president, commercial affairs. From 1982 until joining the Company, Mr. Snyder held various positions with Marion Laboratories, Inc. (now Hoechst Marion Roussel), including director of U.S./European licensing. Prior to his employment at Marion, from 1978 to 1982, he held various sales and marketing positions with Roche Biomedical Laboratories, Inc. Mr. Snyder received an M.B.A. from Rockhurst College.

    Glenn R. Zinser joined the Company in 1987 and, since July 1, 1995, has served as vice president, operations. Previously, from 1987 through June 1995, Mr. Zinser held various management positions with the Company, including senior director, operations from July 1993 through June 1995.
Mr. Zinser received an M.B.A. from the University of California, Los
Angeles.

    John N. Abelson, a founder of the Company, has served as a director
since its inception.        Dr. Abelson, a molecular biologist, is a member
of the National Academy of Sciences. Since 1982, Dr. Abelson has been a member of the faculty of the Division of Biology at the California Institute of Technology where, from October 1989 until June 1995, he served as chairman. Previously, Dr. Abelson was a member of the faculty in the Department of Chemistry at the University of California, San Diego. Dr. Abelson received a Ph.D. in biophysics from The Johns Hopkins University and was a postdoctoral fellow at the Laboratory of Molecular Biology in Cambridge, England. Dr. Abelson also serves as a director of The Agouron Institute.

    Patricia M. Cloherty joined the Board in December 1988. Since 1970, Ms. Cloherty has been associated with Patricof & Co. Ventures, Inc.( formerly Alan Patricof Associates, Inc.), a New York venture capital firm ("Patricof"), and has been a general partner of its funds since 1973. In 1993, she was elected president of Patricof. Ms. Cloherty also served as deputy administrator for the U.S. Small Business Administration in 1977 and 1978. Ms. Cloherty also serves on the board of directors of several private companies and is chairman of the National Venture Capital Association.

    A.E. Cohen joined the Board in March 1992. Mr. Cohen is an independent management consultant. From 1957 until his retirement in January 1992, Mr. Cohen held various positions at Merck & Co., Inc., including senior vice president and president of the Merck Sharp & Dohme International Division. Currently, Mr. Cohen is the chairman of the board of Neurobiological Technologies, Inc. and is a member of the board of directors of Akzo N.V., Immunomedics, Inc., Macrochem Corporation, Teva Pharmaceutical Industries Ltd. and Vasomedical, Inc., all of which are public companies. Mr. Cohen also serves on the board of directors of several private companies.

    Michael E. Herman joined the Board in October 1992. Mr. Herman is a private investor as well as president and chief operating officer of the Kansas City Royals Baseball Team. From October 1974 until his retirement in 1990, Mr. Herman held various positions at Marion Laboratories, Inc. (now Hoechst Marion Roussel), including executive vice president and chief financial officer. Currently, Mr. Herman serves as chairman of the finance committee of the Ewing Marion Kauffman Foundation, a private foundation located in Kansas City, where from 1985 through 1990, he was the president and chief operating officer. Mr. Herman is also a member of the board of directors of Cerner Corporation and Seafield Capital, both of which are public companies, and serves on the board of directors of several private companies.

    Irving S. Johnson joined the Board in May 1989. Dr. Johnson is an independent consultant in biomedical research working with numerous private companies. From 1953 until his retirement in November 1988, Dr. Johnson held various positions at Eli Lilly and Company, including vice president of research from 1973 until 1988. Dr. Johnson also served on several committees of the National Academy of Sciences, the Office of Technology Assessment and the National Institutes of Health. Currently, he is a member of the board of directors of Allelix Biopharmaceuticals Inc., Athena Neurosciences, Inc. and Ligand Pharmaceuticals Incorporated, all of which are public companies. Dr. Johnson received a Ph.D. in developmental biology from the University of Kansas.

    Antonie T. Knoppers joined the Board in July 1991. Dr. Knoppers is an independent management consultant. From 1952 until his retirement in 1975, Dr. Knoppers held various positions at Merck & Co., Inc., including vice chairman of the board and president and chief operating officer. Dr. Knoppers is a member of the board of directors of Centocor, Inc., a public biotechnology company. In addition, he is a member of the board of trustees of the Salk Institute, was the former chairman of the U.S. Council of the International Chamber of Commerce and a member of the advisory board of PaineWebber Development Corporation, an affiliate of PaineWebber
Incorporated.   Dr. Knoppers received an M.D. from the University of
Amsterdam and a Ph.D. from the University of Leiden, The Netherlands.

    Melvin I. Simon, a founder of the Company, has served as a director
since its inception.         Dr. Simon, a molecular geneticist, is a member
of the National Academy of Sciences. Currently, Dr. Simon is chairman of the Division of Biology at the California Institute of Technology where he has been a member of the faculty since 1982. Previously, Dr. Simon was a member of the faculty in the Department of Biology at the University of California, San Diego. Dr. Simon received a Ph.D. in biochemistry from Brandeis University. Dr. Simon also serves as a director of The Agouron Institute.

    The Board consists of nine directors elected by the holders of the common stock. All directors of the Company hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Non-officer members of the Board of Directors of the Company receive cash compensation in the amount of $250 per meeting attended for their services as a director.

    As permitted by California law, the articles of incorporation and the bylaws of the Company currently provide for the limitation of director liability for monetary damages for breach of duty to the Company and for indemnification of agents (including officers and directors) to the full extent permitted under the California General Corporations Law. The Company has entered into indemnification agreements with all of its directors and officers. Additionally, the Company has in effect a directors and officers liability insurance policy which insures directors and officers of the Company against loss arising from claims made against them due to wrongful acts while acting in their individual and collective capacities as directors and officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

    During fiscal 1995, late Form 4 filings were made by: Melvin Simon, a director of the Company (one filing), and The Agouron Institute, a holder of over ten percent of the common stock of the Company (two filings).


Item 11.    EXECUTIVE COMPENSATION

Compensation of Directors

    Non-employee members of the Board of Directors receive cash compensation in the amount of $250 per Board Meeting for their services as Board
Members, and are eligible for reimbursement of their expenses incurred to attend such meeting in accordance with Company policy. In addition to meeting fees, certain non-employee directors received consulting fees during fiscal 1995. For scientific consultation, Dr. Abelson received $29,040; Dr. Knoppers, $5,000; Dr. Johnson, $18,000 and Dr. Simon, $26,400.
For special consultation concerning corporate development issues, Mr. Cohen received $18,000 and Mr. Herman received $9,000.

Compensation of Executive Officers

    The following table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four other most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended June 30, 1995 (collectively the "named executive officers") for service during the fiscal years ended June 30, 1995, 1994 and 1993:

                             Summary Compensation Table
                                                           Long-Term
                                                         Compensation
                                Annual Compensation        Awards(2)
      Name                ----------------------------   ------------
    Principal                                               Stock       All Other
     Position             Year    Salary(1)     Bonus      Options    Compensation(3)
- ----------------------    ----    ---------   -------      -------   -------------
Peter Johnson             1995    $253,500    $70,000(6)    78,200      $    948
President & CEO           1994     205,000     50,000       91,200           899
                          1993     200,000     50,000       40,000           888

Neil J. Clendeninn(4)     1995     187,900     88,309(7)    10,000       131,619
Vice President,           1994     177,200     35,000       18,300       107,056
Clinical Affairs          1993      92,384      - -         50,000           262

Robert C. Jackson         1995     179,000     30,000(6)    12,000           948
Vice President,           1994     156,600     35,000       33,000           899
Research & Development    1993     142,400     35,000       15,000           958

Barry D. Quart(5)         1995     150,600     57,000(6)    30,000         9,005
Vice President,           1994     142,000     32,500       26,800        68,453
Regulatory Affairs        1993       9,682     57,821(8)    35,000         - -

R. Kent Snyder            1995     158,000     55,000(6)    20,000         1,014
Vice President,           1994     149,000     53,000       40,800           720
Business Development      1993     141,800     48,000       15,000        18,753

(1)  Includes amounts deferred out of compensation under the Company's
     401(k) Plan otherwise payable in cash during each fiscal year.
(2) The Company has made no restricted stock awards, has not granted any stock appreciation rights and has no other long-term incentive plans.
(3) (a) During 1995, the Company made matching contributions to the Company's 401(k) Plan in the following amounts:
          Mr. Johnson, $948; Dr. Clendeninn, $900; Dr. Jackson, $948; Dr. Quart, $557; and Mr. Snyder, $1,014.
     (b) During 1994, the Company made matching contributions to the Company's 401(k) Plan in the following amounts: Mr. Johnson, $899; Dr. Clendeninn, $1,047; Dr. Jackson, $899; Dr. Quart, $1,047; and Mr. Snyder, $720.
     (c) During 1993, the Company made matching contributions to the Company's 401(k) Plan in the following amounts: Mr. Johnson, $888; Dr. Clendeninn, $262; Dr. Jackson, $958; and Mr. Snyder, $363.
     (d) During 1995, the Company reimbursed certain officers for relocation costs as follows: Dr. Clendeninn, $130,719 and Dr. Quart, $8,448.
     (e) During 1994, the Company reimbursed certain officers for relocation costs as follows: Dr. Clendeninn, $106,009 and Dr. Quart, $67,406.
     (f) During 1993, the Company reimbursed Mr. Snyder for relocation costs in the amount of $18,390.

(4)  Dr. Clendeninn's employment commenced in February 1993.
(5)  Dr. Quart's employment commenced in June 1993.
(6)  Cash bonus shown in year earned; actually paid in fiscal 1996.  For
     Dr. Quart and Mr. Snyder, a portion of the bonus amount was subsequently used to partially repay their outstanding relocation loans.
(7) A portion of the bonus was used to partially repay an outstanding relocation loan and $43,982 of the bonus was directly applied to the reduction of such loan.
(8)  Initial hiring bonus.

The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended June 30, 1995, to each of the named executive officers:


                          Option Grants in Fiscal 1995


                                                                                Potential
                                                                           Realizable Value at
                                                                         Assumed Annual Rates of
                                                                         Stock Price Appreciation
                            Individual Grants                               for Option Term(2)
                                  % of Total                             ----------------------
                                   Options
                                  Granted to
                                  Employees
                       Options    in Fiscal    Exercise    Expiration
    Name              Granted(1)     Year        Price          Date        5%          10%
- ------------------    --------      ------     --------    ----------    --------    ----------
Peter Johnson         60,716#        7.8%      $22.875      6/14/05      $873,500    $2,213,500
                      17,484*        2.3        22.875      6/14/05       251,500       637,400

Neil J. Clendeninn    10,000*        1.3        22.875      6/14/05       143,900       364,600

Robert C. Jackson     12,000*        1.6        22.875      6/14/05       172,600       437,500

Barry D. Quart        30,000*        3.9        22.875      6/14/05       431,600     1,093,700

R. Kent Snyder        20,000*        2.6        22.875      6/14/05       287,700       729,100


(1) The Agouron Stock Option Plan ("Plan") for executive officers is administered by the Board of Directors or by the Disinterested Stock Option Committee of the Board if the grant is to an executive officer who is also a director. The Board, based upon the recommendation of the Directors Compensation Committee, determines the number of shares to be granted and the term of such grants to each executive officer. The options granted in fiscal 1995 were either incentive stock options(*) or non-statutory stock options(#), have exercise prices equal to the fair market values on the date of grant, vest over a period of four years and have a term of ten years. Upon certain corporate events as defined in the Plan which result in a change of control, the exercise date of all outstanding options for all employees including executive officers may be accelerated. The Plan also permits the Company to assist an employee in using a so-called "cashless" exercise procedure to pay the option exercise price.

(2) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Any such growth would benefit all shareholders.

The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended June 30, 1995, by each of the named executive officers and the number and value of unexercised options held by such named executive officers as of June 30, 1995:

                                    Option Exercises in Fiscal 1995
                                 And Value of Options at June 30, 1995

                                                                  Number of                  Value of Unexercised
                                                                 Unexercised                     In-the-Money
                                                                 Options at                       Options at
                                Shares                          June 30, 1995                    June 30, 1995(1)
                              Acquired on    Value      -----------------------------    ----------------------------
    Name                       Exercise     Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
- ------------------            -----------   --------    -------------   -------------    -----------    -------------
Peter Johnson                     0            $0          192,800         166,600       $ 2,137,600    $ 1,127,700

Neil J. Clendeninn                0             0           29,575          48,725           437,900        558,800

Robert C. Jackson                 0             0           80,750          44,250         1,153,100        402,600

Barry D. Quart                    0             0           24,200          67,600           344,200        525,800

R. Kent Snyder                    0             0           40,200          65,600           443,700        545,300


(1) Value calculated as market value of Company stock on June 30, 1995 ($23.625), minus exercise price multiplied by the number of shares.


Compensation Committee Report on Executive Compensation

Overview and Philosophy

The Directors Compensation Committee (the "Committee") is composed entirely of outside directors and is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies and practices, including the establishment of the annual total compensation for the chief executive officer (the "CEO") and all executive officers. The Committee has available to it an outside compensation consultant and access to independent compensation data. The Board is responsible for approving and implementing the compensation recommendations of the Committee. The recommendations made by the Committee to the Board during 1995 were approved without any significant modification.

The objectives of the Company's executive compensation program are to attract, retain and motivate highly qualified executive personnel. These objectives are satisfied through the use of three principal compensation elements: base salary, cash bonus payments and stock options.

Base Salary

Base salary levels for the Company's executive officers are based on the concept of pay for performance and are competitively set relative to the compensation of other executives in the biotechnology industry. Extensive salary survey data is available on the industry (notably, the annual "Biotechnology Compensation and Benefits Survey" conducted by Radford Associates and Alexander & Alexander Consulting Group) and is utilized by the Committee in establishing annual base salaries. In determining base salaries, the Committee also considers corporate performance and progress in the immediately-preceding fiscal year, individual experience and performance, specific issues which are relevant to the Company and general economic conditions. The base salary of the CEO and all other executive officers is reviewed annually. During fiscal year 1995, the base salaries paid to the executive officers other than the CEO approximated the 75th percentile of the above-noted industry survey data.

Bonus Payments

Annual cash bonus payments are discretionary unless otherwise required pursuant to an employment agreement. Only one executive officer has such an agreement: Dr. Jackson is to receive a minimum annual bonus payment of $30,000. Bonus payments, if any, to other executive officers, including the CEO, or payments above the required annual minimum, are based on two principal factors: corporate performance as compared to the Company's annual goals and objectives and individual performance relative to corporate performance and individual goals and objectives. The bonus payments to Dr. Quart and Dr. Clendeninn in 1994 were pursuant to their employment agreements and mandatory for only their first year of employment.

Bonus payments in 1995 were generally in recognition of the satisfaction of several significant corporate objectives, including the establishment of a major corporate collaboration during the year and the continued preclinical and clinical development of the Company's leading cancer and anti-viral agents.

Bonus payment recommendations for executive officers other than the CEO are initiated by the CEO and submitted to the Committee for review and subsequent submission to the Board. Bonus payment recommendations for the CEO are initiated by the Committee and submitted to the Board.

Total base salary and any bonus payments are compared to "total compensation" as reported by the previously noted industry survey. Such total compensation for the executive officers of the Company is at or above the averages of such data, which reflects the Committee's belief that the relative levels of corporate performance and increase in shareholder value during the period were also above average.

Stock Options

To conserve its cash resources, the Company places special emphasis on equity-based incentives to attract, retain and motivate executive officers as well as other employees. Under the Company's stock option plans, grants are generally priced at the fair market value on the date of grant, vest over a period of four years and have a term of ten years. Grants are made to all employees on their date of hire based on salary level and position. All employees, including executive officers, are eligible for subsequent, discretionary grants which are generally based on either individual or corporate performance. It is the Committee's intent that the interests of the Company shareholders and the executive officers be closely aligned through the use of stock options. Option grants recommended by the Committee are submitted to the Board for approval. If a recommendation relates to any director, including an executive officer who is also a director, such recommendation is submitted to the Disinterested Stock
Option Committee of the Board for approval. Based on recent peer-company proxy data compiled by the Company, the level of option grants to each executive officer in 1995 remains competitive, and the resultant total option position as a percent of total shares outstanding represents approximately the 75th to 95th percentile of such positions.

Chief Executive Officer Compensation

During 1995, Mr. Johnson's base salary of $253,500 was based on individual and corporate performance, and was between the 50th and 75th percentile of the updated industry data for base salaries of CEOs.

During 1995, Mr. Johnson was awarded a bonus of $70,000 in recognition of the satisfaction of several significant corporate objectives, including the continued preclinical and clinical development of three product candidates and the creation of a significant corporate alliance. The Committee believes that Mr. Johnson has made a significant contribution during 1995 in establishing a sound base for enhancing shareholder value through his managerial and entrepreneurial efforts.

The stock options awarded to Mr. Johnson during fiscal 1995 are competitive and consistent with the purpose of the stock option plans. The resultant total option position as a percent of total shares outstanding represents approximately the 85th percentile for peer CEO positions.

Executive Compensation Deduction Limitations

In 1993, Section 162(m) of the Internal Revenue Code ("Section 162(m)") was enacted which disallows the deductibility by the Company of any compensation over $1 million per year paid to each of the chief executive officer and the four other most highly compensated executive officers, unless certain performance-based compensation criteria are satisfied.
While it is the Committee's firm belief and intent that compensation from base salary and cash bonus payments will not approach the annual Section 162(m) limitation in the foreseeable future, additional "compensation" from the exercise of option grants pursuant to the Company's stock option plans could result in the annual limitation being exceeded. Accordingly, in 1994, the Committee recommended and the Board and the shareholders approved an amendment to the 1990 Stock Option Plan which qualifies any "compensation" resulting from an option grant under the Plan for an exemption from the $1 million limitation. The Committee will continue to monitor all forms of compensation to its executive officers to ensure that the Company may maximize the tax benefits of such compensation.


Directors Compensation Committee

      Michael E. Herman, Chairman
      John N. Abelson, Ph.D.
      A. E. Cohen


Directors Compensation Committee Interlocks and Insider Participation

    The Directors Compensation Committee is composed exclusively of three outside directors: Mr. Herman, Mr. Cohen and Dr. Abelson. The Company is not aware of any Committee interlocks.

Performance Measurement Comparison

    The chart set forth below shows the value of an investment of $100 on June 30, 1990 in Agouron common stock, the NASDAQ Stock Market Index (U.S. Companies) ("NASDAQ Market (US)") and the NASDAQ Pharmaceutical Index ("NASDAQ Pharmaceuticals"). The total returns assume the reinvestment of dividends, although dividends have not been declared on the Company's common stock. The Company's common stock is traded on the NASDAQ National Market System and is a component of both the NASDAQ Market (US) and the NASDAQ Pharmaceutical Index. The comparisons in the chart are required by the Securities and Exchange Commission and are not intended to forecast or be an indicator of possible future performance of the Company's common stock.




                                                 Measurement Period
                         ----------------------------------------------------------------
                           6/30/90    6/30/91    6/30/92    6/30/93    6/30/94    6/30/95
                           -------    -------    -------    -------    -------    -------
Agouron                    $100.00    $155.56    $130.56    $111.11    $125.00    $262.50
NASDAQ Market (US)          100.00     105.89     127.25     159.99     161.61     215.33
NASDAQ Pharmaceuticals      100.00     159.66     198.79     172.80     144.55     193.60

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of June 30, 1995 relating to the beneficial ownership of the Company's common stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table in
Item 11, and (iv) all executive officers and directors as a group.

                                                                 Beneficial Ownership(1)
                                                               -------------------------
                                                               Number of   Percentage of
Beneficial Owner                                                Share          Total
- ------------------------------------------------              ---------   -------------
Peter Johnson(2)                                               270,300         3.6%
Gary E. Friedman(2) Family Trust                                89,410         1.2
John N. Abelson(2)(3)(7)                                        50,055          *
Patricia M. Cloherty(2)(4)                                     332,502         4.5
A. E. Cohen(2)                                                  22,916          *
Michael E. Herman(2)(5)                                         35,084          *
Irving S. Johnson(2)                                            17,916          *
Antonie T. Knoppers(2)                                          13,433          *
Melvin I. Simon(2) & Linda F. Simon Living Trust(3)(6)          76,000         1.0
Neil J. Clendeninn                                              29,575          *
Robert C. Jackson                                               80,950         1.1
Barry D. Quart                                                  24,452          *
R. Kent Snyder                                                  49,346          *
The Agouron Institute                                          726,000         9.9
    505 Coast Boulevard
    La Jolla, CA  92037
State Farm Insurance Company                                   408,000         5.5
    One State Farm Plaza
    Bloomington, IL  61710

All executive officers and directors as a group (15 persons) 1,156,529        14.6

- -----------------------------------
* less than 1%.
(1) Unless otherwise indicated, the persons named in the above table exercise sole voting and investment powers with respect to all shares beneficially owned by them, subject to applicable community property laws. The number of shares beneficially owned includes the following number of shares issuable upon exercise of stock options exercisable within 60 days of June 30, 1995: Mr. Johnson, 192,800 shares; Mr. Friedman, 55,075 shares; Dr. Johnson, 17,766 shares; Dr. Knoppers, 13,333 shares; Mr. Cohen, 17,916 shares; Mr. Herman, 18,584 shares; Dr. Clendeninn, 29,575 shares; Dr. Jackson, 80,750 shares; Dr. Quart 24,200 shares; Mr. Snyder, 47,700 shares; and all executive officers and directors as a group, 559,286 shares.
(2)  Director.
(3) Does not include 726,000 shares held by the Agouron Institute, of which Drs. Abelson and Simon are directors. As directors, they share voting and investment powers as to the shares held by the Agouron Institute.
(4)  Includes 332,502 shares which are held by APA Excelsior II, L.P.
     ("APA") and Excelsior Venture Capital Holdings, Ltd. ("Jersey"), of which Ms. Cloherty may be deemed to share beneficial ownership. Ms. Cloherty is a general partner of a partnership which is the general partner of APA and, as such, shares voting and investment powers with the other general partners. Ms. Cloherty is also president of Patricof & Co. Ventures, Inc. ("Patricof"), investment advisor to Jersey and, as such, shares investment power with the other officers of Patricof. However, Patricof does not have power to vote the shares owned by Jersey but does make recommendations to those entities. See "CERTAIN TRANSACTIONS."
(5) Includes 10,000 shares held by the Herman Family Trading Company, a family partnership of which Mr. Herman is the general partner, 5,000 shares held by Vail Fishing Partners in which Mr. Herman has a 50% general partner interest and 1,500 shares held by Mrs. Herman, of which Mr. Herman disclaims any beneficial ownership.
(6)  Shared voting and investment power.
(7) Includes 500 shares held by Dr. Abelson as custodian for his minor children, of which Dr. Abelson disclaims any beneficial ownership.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Agouron Institute ("Institute") is a holder of 726,000 shares of common stock. Material business transactions between the Company and the Institute require approval by a majority of the disinterested directors of the Company. The Company and the Institute have two common directors (Drs. Abelson and Simon) and no common officers.

    As part of its employment agreement with Mr. Snyder, the Company provided him with a six-year, non-interest bearing $85,000 employee relocation loan. The loan is secured by real property. At July 7, 1995, the principal balance of the loan outstanding was $28,538.

    As part of its employment agreement with Dr. Clendeninn, the Company provided him with a four-year, non-interest bearing $150,000 employee relocation loan. The loan is secured by real property. At June 30, 1995, the principal balance of the loan outstanding was $0.

    As part of its employment agreement with Dr. Quart, the Company provided him with a four year, non-interest bearing $60,000 employee relocation loan. The loan is secured by real property. At July 7, 1995, the principal balance of the loan outstanding was $45,799.

    All transactions with affiliates have been and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties. Furthermore, all transactions with affiliates and any loans to Company officers, affiliates or shareholders must be approved by a majority of the disinterested directors.

    In connection with its Series A preferred stock purchase (converted in October 1990 to common stock), APA Excelsior II, L.P. was contractually granted the right to designate a nominee (Ms. Cloherty) for election to the Board. The Company will use its best efforts to encourage its shareholders to elect Ms. Cloherty to the Board.

    As permitted by California law, the articles of incorporation and bylaws of the Company currently provide for the limitation of director liability for monetary damages for breach of duty to the Company and for indemnification of agents (including officers and directors) to the full extent permitted under the California General Corporations Law. The Company has entered into Indemnification Agreements with all of its directors and officers. Additionally, the Company has in effect a directors and officers liability insurance policy which insures directors and officers of the Company against loss arising from claims made against them due to wrongful acts while acting in their individual and collective capacities as directors and officers.

                                       PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    List of documents filed as part of this report:

       (1)    Financial Statements and Supplementary Data
              Reference is made to the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where these documents are listed.
       (2)    Exhibits - see (c) below

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of fiscal
       1995.

(c)    Exhibits

       Exhibit
       Number                     Exhibit
      --------   ------------------------------------------------------------
       3.1(b)    Articles of Incorporation (as Amended).
       3.3(d)    Amended and Restated Bylaws (Restated June 17, 1991).
       3.4(h)    Restated Articles of Incorporation (December 10, 1992).
       4.1(h)    Restated Articles of Incorporation.
       4.3(a)    Seaport Ventures, Inc. Warrant dated June 30, 1986.
      10.33(l)   1990 Stock Option Plan (Restated November 3, 1994).
      10.34(d)   Form of 1990 Incentive Stock Option Agreement.
      10.35(d)   Form of 1990 Non-Statutory Stock Option Agreement--
                 Employee/Officer/ Director.
      10.36(d)   Form of 1990 Non-Statutory Stock Option Agreement--
                 Consultant.
      10.37(d)   1985 Stock Option Plan (Last Amended August 14, 1991).
      10.38(d)   Form of 1985 Incentive Stock Option Agreement (Last
                 Amended December 5, 1990).
      10.39(d)   Form of 1985 Non-Statutory Stock Option Agreement--
                 Employee/Officer/ Director (Last Amended December 5, 1990).
      10.40(d)   Form of 1985 Stock Option Agreement--Consultant (Last
                 Amended December 5, 1990).
      10.41(e)   Business Loan Agreement and Promissory Note dated
                 September 24, 1991 between the Company and First National
                 Bank.
      10.42(f)   Agouron Pharmaceuticals, Inc. 401(k) Plan (Amended August
                 1992).
      10.43(k)   Second Amendment and Restatement of Agreement One dated
                 April 22, 1994 (effective December 18, 1992) between Japan
                 Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed September 9, 1994; File No. 0-15609).
      10.44(g)   Common Stock Purchase Agreement dated December 18, 1992
                 between Japan Tobacco Inc. and the Company.
      10.45(h)   Agouron Pharmaceuticals, Inc. Flexible Benefits Plan
                 (December 10, 1992).
      10.46(h)   Agouron Pharmaceuticals, Inc. Employee Stock Purchase
                 Plan (October 15, 1992).
      10.47(i)   Agreement dated June 8, 1993 between Syntex (U.S.A.) Inc.
                 and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed
                 September 1, 1993; File No. 0-15609).

       Exhibit
       Number                     Exhibit
      --------   ------------------------------------------------------------
      10.48(i)   Common Stock Purchase Agreement dated June 8, 1993
                 between Syntex Corporation and the Company.
      10.49(c)   Office Lease dated March 16, 1990 between Nexus Science
                 Centre--Torrey Pines Associates and the Company.
      10.50(c)   First Amendment to Lease dated May 22, 1990 between Nexus
                 Science Centre--Torrey Pines Associates and the Company.
      10.51(d)   Second Amendment to Lease dated January, 1991 between
                 Nexus Science Centre--Torrey Pines Associates and the
                 Company.
      10.52(j)   Agreement Two dated February 28, 1994 between Japan
                 Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994; File No. 0-15609).
      10.53(j)   Agreement Three dated February 28, 1994 between Japan
                 Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994; File No. 0-15609).
      10.54(l)   Development and License Agreement dated December 1, 1994
                 between Japan Tobacco Inc. and the Company (Portions of the agreement receive confidential treatment pursuant to an application dated January 31, 1995).
      10.55(l)   Third Amendment of Agreement One effective January 15,
                 1995 between Japan Tobacco Inc. and the Company (Portions of the agreement receive confidential treatment pursuant to an application dated January 31, 1995).
      10.56      Amended and Restated Lease dated July 28, 1995 between
                 Health Science Properties, Inc. and the Company.
      10.57      Lease Amendment dated February 17, 1994 between Koll Hancock
                 Torrey Pines and the Company.
      23.1       Consent of Independent Accountants.



- ------------------------
    (a) Incorporated by Reference to Form S-18 filed on March 20, 1987, File No. 33-12110-LA.
    (b) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1988.
    (c) Incorporated by Reference to Form 8-K filed on May 25, 1990 (Exhibits 10.49 and 10.50 originally filed as Exhibits 28.1 and 28.2, respectively).
    (d) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1991 (Exhibit 10.51 originally filed as Exhibit 28.3).
    (e) Incorporated by Reference to Form S-1 filed on October 4, 1991, File No. 33-43162.
    (f) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1992.
    (g)  Incorporated by Reference to Form 8-K filed on December 30, 1992.
    (h) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1992.
    (i) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1993.
    (j) Incorporated by Reference to Form 10-Q/A filed for the quarter ended March 31, 1994.
    (k) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1994.
    (l) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1994.


Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

                                     Signatures
                                     ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AGOURON PHARMACEUTICALS, INC.



July 28, 1995                       By:   /s/ Peter Johnson
                                           President, Chief Executive Officer
                                           and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                                Date
- ---------                  -----                                ----

/s/ Peter Johnson          President, Chief Executive           July 28, 1995
                           Officer and Director

/s/ Steven S. Cowell       Vice President, Finance and          July 28, 1995
                           Chief Financial Officer

/s/ John N. Abelson, Ph.D. Director                             July 28, 1995


/s/ Patricia M. Cloherty   Director                             July 28, 1995


/s/ A. E. Cohen            Director                             July 28, 1995


/s/ Gary E. Friedman       Vice President, General Counsel,     July 28, 1995
                           Secretary and Director

/s/ Michael E. Herman      Director                             July 28, 1995


/s/ Irving S. Johnson, Ph.D. Director                           July 28, 1995


    Antonie Knoppers, M.D. Director                             July 28, 1995


/s/ Melvin I. Simon, Ph.D. Director                             July 28, 1995