Form 10-Q
period 1995-09-30
AGOURON PHARMACEUTICALS INC
filed 1995-11-02
CIK 811210

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q


           (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

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

                                  Yes __X__  No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 10,422,000 shares of the Company's Common Stock, no par value, were outstanding as of October 16, 1995.

                           AGOURON PHARMACEUTICALS, INC.

                                        INDEX

                                                                     Page No.
                                                                     --------
Part I.     Financial Information

Item 1.     Financial Statements

            Balance Sheet -                                             3
               September 30, 1995 and June 30, 1995

            Statement of Operations -                                   4
               Three Months Ended September 30, 1995 and 1994

            Statement of Cash Flows -                                   5
               Three Months Ended September 30, 1995 and 1994

            Notes to Financial Statements                               6

Item 2.     Management's Discussion and Analysis of Financial           7
               Condition and Results of Operations


Part II.    Other Information                                           8

Item 1.     Legal Proceedings                                           8

Item 2.     Changes in Securities                                       8

Item 3.     Defaults Upon Senior Securities                             8

Item 4.     Submission of Matters to a Vote of Security Holders         8

Item 5.     Other Information                                           8

Item 6.     Exhibits and Reports on Form 8-K                            8

            Signature                                                   9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AGOURON PHARMACEUTICALS, INC.
                                 BALANCE SHEET
                             (Dollas in thoudands)

                                               September 30,     June 30,
                                                       1995          1995
                                                   ---------     --------
                                                  (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                      $ 57,935     $  4,358
     Short-term investments                           59,482       15,886
     Accounts receivable                                 219          344
     Other current assets                                542          871
                                                    ---------    ---------
     Total current assets                            118,178       21,459

Property and equipment,  net of accumulated
    depreciation and amortization of $11,986
    and $11,344                                        5,328        5,638
                                                    ---------    ---------
                                                    $123,506     $ 27,097
                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $  5,893     $  5,426
     Accrued liabilities                                 884          683
     Deferred revenue                                 25,010        5,745
     Current portion of long-term debt                   620          768
                                                    ---------    ---------
     Total current liabilities                        32,407       12,622
                                                    ---------    ---------
Long-term liabilities:
     Long-term debt, less current portion                462          580
     Accrued rent                                      1,306        1,304
                                                    ---------    ---------
     Total long-term liabilities                       1,768        1,884
                                                    ---------    ---------
Stockholders' equity:
     Common stock, no par value, 75,000,000 shares
        authorized, 10,420,336 and 7,359,282 shares
        issued and outstanding                       155,376       76,113
     Accumulated deficit                             (66,045)     (63,522)
                                                    ---------    ---------
     Total stockholders' equity                       89,331       12,591
                                                    ---------    ---------
                                                    $123,506     $ 27,097
                                                    =========    =========


                 See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                             STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (Dollars in thousands, except per share amounts)


                                                 Three Months Ended
                                                   September 30,
                                               ----------------------
                                                  1995         1994
                                               ---------    ---------
Revenues:
     Contract                                  $ 10,963     $  5,835
     Interest                                       397          329
                                               ---------    ---------
                                                 11,360        6,164
                                               ---------    ---------
Costs and expenses:
     Research and development                    12,528        7,985
     General and administrative                   1,249          866
     Interest                                       106           52
                                               ---------    ---------
                                                 13,883        8,903
                                               ---------    ---------
Net loss                                       $ (2,523)    $ (2,739)
                                               =========    =========
Net loss per common share                      $   (.33)    $   (.38)
                                               =========    =========

Shares used in computing net loss
     per common share                          7,719,000    7,279,000
                                               =========    =========







                       See accompanying notes to financial statements.

                             AGOURON PHARMACEUTICALS, INC.
                                STATEMENT OF CASH FLOWS
                                    (Unaudited)
                              (Dollars in thousands)

                                                      Three Months Ended
                                                         September 30,
                                                    ----------------------
                                                       1995         1994
                                                    ---------    ---------
Cash flows from operating activities:
     Cash received from contracts                   $ 30,353     $  7,306
     Cash paid to suppliers, employees and
       service providers                             (12,179)      (5,852)
     Interest received                                   397          329
     Interest paid                                      (106)         (52)
                                                    ---------    ---------
     Net cash provided (used) by operating
       activities                                     18,465        1,731
                                                    ---------    ---------
Cash flows from investing activities:
     Net (increase) decrease in short-term
       investments                                   (43,596)       1,816
     Expenditures for property and equipment            (289)      (1,384)
                                                    ---------    ---------
     Net cash provided (used) by investing
       activities                                    (43,885)         432
                                                    ---------    ---------
Cash flows from financing activities:
     Net proceeds from issuance of common stock       79,263            2
     Principal payments under equipment leases          (122)        (149)
     Increase (decrease) in long-term debt, net         (144)        (145)
                                                    ---------    ---------
     Net cash provided (used) by financing
       activities                                     78,997         (292)
                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents  53,577        1,871

Cash and cash equivalents at beginning of period       4,358        2,104
                                                    ---------    ---------
Cash and cash equivalents at end of period          $ 57,935     $  3,975
                                                    =========    =========
Reconciliation of net loss to net cash provided
   (used) by operating activities:
     Net loss                                       $ (2,523)    $ (2,739)
     Depreciation and amortization                       599          595
     Net (increase) decrease in accounts
       receivable and other current assets               454          142
     Net increase (decrease) in accounts payable,
       accrued liabilities, deferred revenue
       and other liabilities                          19,935        3,733
                                                    ---------    ---------
     Net cash provided (used) by operating
       activities                                   $ 18,465     $  1,731
                                                    =========    =========


                       See accompanying notes to financial statements.

                            AGOURON PHARMACEUTICALS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

1.     Financial Statements

The balance sheet as of September 30, 1995 and the statement of operations and cash flows for the three-month period ended September 30, 1995 have been prepared by the Company and have not been audited. Such financials, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

2.     Short-term Investments

Included in short-term investments at September 30, 1995 and June 30, 1995 is $741,000 and $172,000 of accrued interest receivable. Included in short-term investments at September 30, 1995 is $400,000 which has been pledged as collateral in conjunction with certain long-term debt obligations.

At September 30, 1995, the Company's short-term investments are generally available for sale and are carried at amortized cost which approximates market. These investments, consisting principally of United States government securities (70%) and corporate obligations (26%), have average maturities of less than one year.

3.     Public Offering

On September 20, 1995 the Company concluded a public offering of 3,000,000 shares of its common stock at $28.00 per share for an aggregate proceeds, net of underwriters' commission, of approximately $78,589,000.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Financial Condition

The Company relies principally on equity financings and corporate collaborations to fund its operations and capital expenditures. At September 30, 1995, due principally to the receipt of a $24,000,000 milestone payment from Japan Tobacco Inc. ("JT") in August and the net proceeds of approximately $78,589,000 from a public offering of common stock in September, the Company had cash, cash equivalents and short-term investments of approximately $117,417,000. Management believes that its present capital resources, plus the funding from certain existing collaborative relationships, will be sufficient to meet its working capital needs at least through fiscal 1997. The Company may require additional long-term financing to meet the operating needs of fiscal 1998 and beyond. The Company will consider various financing vehicles to meet such needs including collaborative arrangements and public offerings or private placements of Company common or preferred stock. If such vehicles are not available, the Company may be required to delay or eliminate expenditures for certain of its products or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

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

Compared to the three months ended September 30, 1994, the current period revenues and costs and expenses have increased by 84% and 56%, with a net loss decrease of 8%.

Contract revenues for the three months ended September 30, 1995 have increased compared to the same quarter in the prior year due principally to an anti-HIV collaboration with JT initiated in December 1994 and increased activities on an anti-viral collaboration with JT which was established in February 1994. Interest income has increased by approximately 21% from the prior-year period due to a higher average investment portfolio balance during the current period due principally to the net proceeds from the public offering in September 1995 and the milestone payment from JT.

Research and development costs and expenses for the three months ended September 30, 1995, have increased compared to the same quarter in the prior year due generally to increasing average research and development staff levels (approximately 19%) and staff-related expenditures, including occupancy, and increasing preclinical and clinical activities associated with certain of the Company's leading product development programs, including THYMITAQ TM (AG337; a synthetic chemical compound designed specifically to inactivate an enzyme required for the rapid proliferation of cancer cells) and VIRACEPT TM (AG1343; a non-peptidic synthetic molecule of low molecular weight designed to inhibit HIV protease - an enzyme that plays an essential role in the replication cycle of HIV). The increase in general and administrative costs and expenses in the current three month period is due chiefly to increasing average staff levels (approximately 22%) and staff related expenditures and certain costs associated with an evolving sales and marketing infrastructure. Interest expense has increased from period to period due to the exercise of buy-back options associated with certain capital lease obligations.

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

Item 2.      Changes in Securities:

             None

Item 3.      Defaults Upon Senior Securities:

             None.

Item 4.      Submission of Matters to a Vote of Security Holders:

             None.

Item 5.      Other Information:

             None

Item 6.      Exhibits and Reports on Form 8-K:

             a.     Exhibits:

             27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report of Form 10-Q being submitted to the Securities and Exchange Commission.)

             b.     Reports on Form 8-K:

                    None

                                         SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AGOURON PHARMACEUTICALS, INC.




Date:  November 2, 1995           /s/ Steven S. Cowell
                                  -------------------------------------------
                                  Steven S. Cowell
                                  Vice President, Finance and Chief Financial
                                  Officer and Chief Accounting Officer