Form 10-Q
period 1995-12-31
AGOURON PHARMACEUTICALS INC
filed 1996-02-01
CIK 811210

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


           (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1995

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

                               Yes __X__  No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Approximately 10,525,000 shares of the Company's Common Stock, no par value, were outstanding as of January 26, 1996.

                          AGOURON PHARMACEUTICALS, INC.

                                        INDEX

                                                              Page No.

Part I.     Financial Information

Item 1.     Financial Statements

     Balance Sheet -                                              3
              December 31, 1995 and June 30, 1995

     Statement of Operations - Three and Six                      4
              Months Ended December 31, 1995 and 1994

     Statement of Cash Flows-                                     5
              Six Months Ended December 31, 1995 and 1994

     Notes to Financial Statements                                6

Item 2.     Management's Discussion and Analysis of Financial     7
              Condition and Results of Operations


Part II.    Other Information

Item 1.     Legal Proceedings                                     9

Item 2.     Changes in Securities                                 9

Item 3.     Defaults Upon Senior Securities                       9

Item 4.     Submission of Matters to a Vote of Security Holders   9

Item 5.     Other Information                                     9

Item 6.     Exhibits and Reports on Form 8-K                      9

            Signature                                            10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AGOURON PHARMACEUTICALS, INC.
                                  BALANCE SHEET
                             (Dollars in thousands)

                                                   December 31,     June 30,
                                                          1995         1995
                                                   (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                       $  10,629     $  4,358
     Short-term investments                             98,134       15,886
     Accounts receivable                                   214          344
     Other current assets                                  919          871
                                                      --------     --------
     Total current assets                              109,896       21,459

Property and equipment, net of accumulated
  depreciation and amortization of $12,512 and $11,344
                                                          5,441        5,638

                                                     $  115,337    $  27,097
                                                       --------     --------
                                                       --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $    9,151    $   5,426
     Accrued liabilities                                    945          683
     Deferred revenue                                    17,050        5,745
     Current portion of long-term debt                      506          768
                                                       --------     --------
     Total current liabilities                           27,652       12,622
                                                       --------     --------
Long-term liabilities:
     Long-term debt, less current portion                   363          580
     Accrued rent                                         1,281        1,304
                                                       --------     --------
     Total long-term liabilities                          1,644        1,884
                                                       --------     --------
                                                       --------     --------
Stockholders' equity:
     Common stock, no par value, 75,000,000 shares
       authorized, 10,486,662 and 7,359,282 shares
       issued and outstanding                           156,218       76,113
     Accumulated deficit                                (70,177)     (63,522)
                                                        --------    --------
     Total stockholders' equity                          86,041       12,591
                                                        --------    --------
                                                     $  115,337    $  27,097
                                                        --------    --------
                                                        --------    --------



                   See accompanying notes to financial statements.

                              AGOURON PHARMACEUTICALS, INC.
                                 STATEMENT OF OPERATIONS
                                      (Unaudited)
                  (Dollars in thousands, except per share amounts)



                                  Three Months Ended       Six Months Ended
                                      December 31,            December 31,

                                   1995       1994         1995       1994

Revenues:
   Contracts                   $  9,592   $  6,501     $ 20,555  $  12,336
   Interest                       1,597        313        1,994        642
                             ----------  ---------    ---------  ---------
                                 11,189      6,814       22,549     12,978
                             ----------  ---------    ---------  ---------
Costs and expenses:
  Research and development       14,188      7,037       26,716     15,022
  General and administrative      1,092        999        2,341      1,865
     Interest                        41         54          147        106
                             ----------  ---------    ---------  ---------
                                 15,321      8,090       29,204     16,993
                             ----------  ---------    ---------  ---------
Net loss                      $  (4,132) $  (1,276)   $  (6,655) $  (4,015)
                             ----------  ---------    ---------  ---------
                             ----------  ---------    ---------  ---------
Net loss per common share     $    (.40) $    (.18)   $    (.73) $    (.55)
                             ----------  ---------    ---------  ---------
                             ----------  ---------    ---------  ---------

Shares used in computing net loss
  per common share           10,432,000  7,279,000    9,076,000  7,279,000
                             ----------  ---------    ---------  ---------








                   See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                        Six Months Ended
                                                           December 31,
                                                      1995           1994
                                                     ------         ------
Cash flows from operating activities:
  Cash received from contracts                    $  31,990       $  14,071
  Cash paid to suppliers, employees and
    service providers                                (24,039)        (13,901)
  Interest received                                   1,994             642
  Interest paid                                        (147)           (106)
                                                    -------         -------
  Net cash provided (used) by operating
    activities                                         9,798             706
                                                    -------         -------
Cash flows from investing activities:
  Net (increase) decrease in short-term
    investments                                      (82,248)          4,918
  Expenditures for property and equipment              (905)         (1,624)
                                                    -------         -------
  Net cash provided (used) by investing
    activities                                       (83,153)          3,294
                                                    -------         -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock         80,105             136
  Principal payments under equipment leases            (218)           (302)
  Increase (decrease) in long-term debt, net           (261)            101
                                                    -------         -------
  Net cash provided (used) by financing
    activities                                        79,626             (65)


Net increase (decrease) in cash and cash
  equivalents                                          6,271           3,935

Cash and cash equivalents at beginning of
  period                                               4,358           2,104
                                                    -------         -------
Cash and cash equivalents at end of period        $  10,629        $  6,039
                                                    -------         -------
                                                    -------         -------
Reconciliation of net loss to net cash
  provided (used) by operating activities:
  Net loss                                        $  (6,655)      $  (4,015)
  Depreciation and amortization                       1,102           1,230
  Net (increase) decrease in accounts
   receivable and other current assets                    82              (7)
  Net increase (decrease) in accounts
   payable, accrued liabilities, deferred
   revenue and accrued rent                           15,269           3,498
                                                    -------         -------
  Net cash provided (used) by operating
    activities                                      $  9,798          $  706
                                                    -------         -------
                                                    -------         -------

                   See accompanying notes to financial statements.

                         AGOURON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.     Nature of Operations

Agouron Pharmaceuticals, Inc. is involved in the research and development of novel synthetic drugs for the treatment of cancer, viral diseases and immuno-inflammatory disease. The Company intends to commercialize any successfully developed products through its own direct sales and marketing activities in certain markets or, when appropriate, through manufacturing and marketing relationships with other pharmaceutical companies.

2.     Financial Statements and Estimates

The balance sheet as of December 31, 1995 and the statements of operations and cash flows for the three-month and six-month periods ended December 31, 1995 and 1994 have been prepared by the Company and have not been audited. Such financials, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

At December 31, 1995, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") will continue in accordance with their agreement terms. As such, approximately $16,502,000 of cash received from JT has been classified as deferred contract revenue and is being recognized as revenue on a prospective basis as collaborative program expenses are incurred. Should any of the underlying collaborations be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would immediately be recognized as revenue by the Company.

3.     Short-term Investments

Included in short-term investments at December 31, 1995 and June 30, 1995 is $1,444,000 and $172,000 of accrued interest receivable. Included in short-term investments at December 31, 1995 is $400,000 which has been pledged as collateral in conjunction with certain long-term debt obligations.

At December 31, 1995, the Company's short-term investments are generally available for sale and are carried at amortized cost which approximates market. These investments, consisting principally of United States government securities (78%) and corporate obligations
 (19%), have average maturities of less than one year.

4.     Certain Concentrations

A significant portion of the Company's research and development expenditures are related to programs funded in whole or in part by JT.
The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition

The Company relies principally on equity financings and corporate collaborations to fund its operations and capital expenditures. At December 31, 1995, due principally to the receipt of a $24,000,000 milestone payment from Japan Tobacco, Inc. ("JT") in August and the net proceeds of approximately $78,589,000 from a public offering of common stock in September, the Company had cash, cash equivalents and short-term investments of approximately $108,763,000. Management believes that its present capital resources, plus the funding from certain existing collaborative relationships, will be sufficient to meet its working capital needs at least through fiscal 1997. The Company may require additional long-term financing to meet the operating needs of fiscal 1998 and beyond. The Company will consider various financing vehicles to meet such needs including collaborative arrangements and public offerings or private placements of Company common or preferred stock. If such vehicles are not available, the Company may be required to delay or eliminate expenditures for certain of its products or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

Results of Operations

The Company is engaged in the research and development of human pharmaceuticals utilizing protein structure-based drug design. Such research and development has been funded from the Company's equity-derived working capital and through various collaborative arrangements. The Company's net operating losses reflect primarily the result of its independent research and continued increasing investment in clinical development activities concentrated on the Company's lead compounds in cancer and AIDS. As product sales may not begin prior to calendar 1997 and certain programs are expanding their preclinical and clinical development activities, it is anticipated that net operating losses will continue and possibly increase through fiscal 1997.

The increase in the net losses for the three and six months ended December 31, 1995 compared to the year-earlier periods is due principally to the Company's commitment to support expanding clinical activities and establish a commercial infrastructure associated with the Company's two leading product candidates. These spending increases were partially offset by increased contract revenues.

Contract revenues in the current three- and six-month periods have increased compared to the year earlier periods due mainly to an anti-HIV collaboration with JT initiated in December 1994. Interest income has increased significantly from the prior-year periods due to a higher average investment portfolio balance resulting from the previously described public offering and milestone payment. Partially offsetting these revenue increases on a quarter-to-quarter and year-to-year basis was the absence of funding from JT due to the cancellation of a collaborative research program with JT in January 1995.

Research and development costs and expenses increased from the prior-year periods due generally to increasing average research and development staff levels (approximately 19%) and staff-related expenditures, including occupancy, and significantly increased expenditures for human clinical trial activities associated with the Company's leading product development programs, THYMITAQ (TM) and VIRACEPT (TM).

The increase in general and administrative costs and expenses in the current three- and six-month periods is due chiefly to increasing average staff levels (approximately 19% and 24%, respectively) and staff related expenditures and certain costs associated with a growing sales and marketing infrastructure.

Interest expense in the current-year periods is generally decreasing as the level of debt and capital base obligations decline. Partially or wholly offsetting these declines are the exercise costs associated with certain lease buy-out options.

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

Item 2.     Changes in Securities:  None.

Item 3.     Defaults Upon Senior Securities:  None.

Item 4. Submission of Matters to a Vote of Security Holders: The Company held its Annual Meeting of Shareholders on November 2, 1995 and proxies for such meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. The names of directors elected at the meeting are: John N. Abelson, Patricia
            M. Cloherty, A. E. Cohen, Gary E. Friedman, Michael E. Herman, Irving S. Johnson, Peter Johnson, Antonie T. Knoppers and Melvin
            I. Simon. Each director received 8,503,383 votes in favor of his or her election.

            In addition, the shareholders voted on two other proposals as listed in the proxy statement. The proposals and the results of the voting are summarized below.

            1. The shareholders approved a proposal to amend the Company's 1990 Stock Option Plan to increase the number of shares available for grant by 1,000,000 shares. The vote was 4,744,448 for, 1,289,330 against, 31,941 abstained and
                   2,452,219 not voted.

            2. The shareholders ratified the selection of Price Waterhouse as certified public accountants. The vote was 8,499,789 for, 6,315 against and 11,834 abstained.

Item 5.     Other Information:  None.

Item 6.     Exhibits and Reports on Form 8-K:

            a.     Exhibits:

                   10.33     1990 Stock Option Plan (restated November 2,
                             1995).

                   10.58 First Amendment to Development and License Agreement effective December 1, 1995 between Japan Tobacco Inc. and the Company. (Confidential treatment has been requested for portion of this agreement pursuant to an application dated January 31, 1996. The underlying agreement was filed as Exhibit 10.54 to Form 10-Q for the period ended December 31, 1994, and portions thereof receive confidential treatment pursuant to an order of the Securities and Exchange Commission dated June 28, 1995.)

                      27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)

                      99     Important Factors Regarding Forward-Looking
                             Statements.

              b.     Reports on Form 8-K:  None.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AGOURON PHARMACEUTICALS, INC.




Date:  January 31, 1996           /s/ Steven S. Cowell
                                  ---------------------------------
                                  Steven S. Cowell
                                  Vice President, Finance and Chief Financial
                                  Officer and Chief Accounting Officer