Form 10-Q
period 1996-03-31
AGOURON PHARMACEUTICALS INC
filed 1996-04-26
CIK 811210

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q


         (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                            Yes __X__  No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 10,627,000 shares of the Company's Common Stock, no par value, were outstanding as of April 19, 1996.

                        AGOURON PHARMACEUTICALS, INC.

                                   INDEX

                                                            Page No.
Part I.     Financial Information

Item 1.     Financial Statements

            Balance Sheet -                                     3
                 March 31, 1996 and June 30, 1995

            Statement of Operations - Three and Nine            4
                 Months Ended March 31, 1996 and 1995

            Statement of Cash Flows -                           5
                 Nine Months Ended March 31, 1996 and 1995

            Notes to Financial Statements                       6

Item 2.     Management's Discussion and Analysis of Financial   7
                 Condition and Results of Operations

Part II.    Other Information

Item 1.     Legal Proceedings                                   9

Item 2.     Changes in Securities                               9

Item 3.     Defaults Upon Senior Securities                     9

Item 4.     Submission of Matters to a Vote of Security Holders 9

Item 5.     Other Information                                   9

Item 6.     Exhibits and Reports on Form 8-K                    9

            Signature                                          10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AGOURON PHARMACEUTICALS, INC.
                               BALANCE SHEET
                           (Dollars in thousands)

                                                  March 31,     June 30,
                                                      1996         1995
                                                (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                   $  14,547     $   4,358
     Short-term investments                         90,109        15,886
     Accounts receivable                               350           344
     Other current assets                            2,242           871
                                                 _________     _________
     Total current assets                          107,248        21,459

Property and equipment, net of accumulated
     depreciation and amortization of
     $13,035 and $11,344                             5,943         5,638
                                                 _________     _________

                                                 $ 113,191     $  27,097
                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $   8,752     $   5,426
     Accrued liabilities                             1,075           683
     Deferred revenue                               24,763         5,745
     Current portion of long-term debt                 542           768
                                                 _________     _________
     Total current liabilities                      35,132        12,622
                                                 _________     _________
Long-term liabilities:
     Long-term debt, less current portion              606           580
     Accrued rent                                    1,257         1,304
                                                 _________     _________
     Total long-term liabilities                     1,863         1,884
                                                 _________     _________
Stockholders' equity:
     Common stock, no par value, 75,000,000
        shares authorized, 10,622,800 and
        7,359,282 shares issued and outstanding    157,379        76,113
     Accumulated deficit                           (81,183)      (63,522)
                                                 _________     _________
     Total stockholders' equity                     76,196        12,591
                                                 _________     _________

                                                 $ 113,191     $  27,097
                                                 =========     =========

               See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                   Three Months Ended     Nine Months Ended
                                         March 31,             March 31,

                                      1996       1995       1996       1995

Revenues:
     Contract                    $   6,910  $   6,949  $  27,465  $  19,285
     Interest                        1,526        336      3,520        978
                                 _________  _________  _________  _________

                                     8,436      7,285     30,985     20,263
                                 _________  _________  _________  _________

Costs and expenses:
     Research and development       17,064      9,330     43,780    24,352
     General and administrative      2,338      1,162      4,679     3,027
     Interest                           40         63        187       169
                                 _________  _________  _________  _________

                                    19,442     10,555     48,646    27,548
                                 _________  _________  _________  _________

Net loss                         $ (11,006) $  (3,270) $ (17,661) $ (7,285)
                                 ========== =========  =========  =========

Net loss per common share        $   (1.04) $    (.45) $   (1.84) $  (1.00)
                                 ========== =========  =========  =========


Shares used in computing net
     loss per common share       10,571,000 7,300,000  9,574,000  7,286,000
                                 ========== =========  =========  =========













                See accompanying notes to financial statements.

                         AGOURON PHARMACEUTICALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                      Nine Months Ended
                                                          March 31,
                                                      1996          1995
Cash flows from operating activities:
     Cash received from contracts                $  46,477     $  21,018
     Cash paid to suppliers, employees
           and service providers                   (44,419)      (22,405)
     Interest received                               3,520           978
     Interest paid                                    (187)         (169)
                                                 _________     _________
     Net cash provided (used) by operating
           activities                                5,391          (578)
                                                 _________     _________
Cash flows from investing activities:
     Net (increase) decrease in short-term
           investments                             (74,223)        7,561
     Expenditures for property and equipment        (1,588)       (1,749)
                                                 _________     _________
     Net cash provided (used) by investing
           activities                              (75,811)        5,812
                                                 _________     _________
Cash flows from financing activities:
     Net proceeds from issuance of common stock     81,266           245
     Principal payments under equipment leases        (304)         (460)
     Increase (decrease) in long-term debt, net       (353)          (68)
                                                 _________     _________
     Net cash provided (used) by financing
           activities                               80,609          (283)
                                                 _________     _________
Net increase (decrease) in cash and cash
   equivalents                                      10,189         4,951

Cash and cash equivalents at beginning of period     4,358         2,104
                                                 _________     _________
Cash and cash equivalents at end of period       $  14,547     $   7,055
                                                 =========     =========
Reconciliation of net loss to net cash
   provided(used) by operating activities:
     Net loss                                    $ (17,661)    $  (7,285)
     Depreciation and amortization                   1,740         1,858
     Net (increase) decrease in accounts
       receivable and other current assets          (1,377)          (53)
     Net increase (decrease) in accounts
          payable, accrued liabilities,
          deferred revenue and accrued rent         22,689         4,902
                                                 _________     _________
     Net cash provided (used) by operating
          activities                             $   5,391      $   (578)
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

2.     Financial Statements and Estimates

The balance sheet as of March 31, 1996 and the statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1996 and 1995 have been prepared by the Company and have not been audited. Such financials, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

At March 31, 1996, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") will continue in accordance with their agreement terms. As such, approximately $24,216,000 of cash received from JT has been classified as deferred contract revenue and is being recognized as revenue on a prospective basis as collaborative program expenses are incurred. Should any of the underlying collaborations be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would immediately be recognized as revenue by the Company.

3.     Short-term Investments

Included in short-term investments at March 31, 1996 and June 30, 1995 is $1,544,000 and $172,000 of accrued interest receivable. Included in short-term investments at March 31, 1996 is $400,000 which has been pledged as collateral for certain long-term debt obligations. At March 31, 1996, the Company's short-term investments are generally available for sale, are carried at amortized cost which approximates market, consist principally of United States government securities (70%) and corporate obligations (14%), and have average maturities of less than one year.

4.     Statement of Cash Flows

Non-cash financing activities were comprised of capital lease obligations of $457,000 and $17,000, respectively, in the nine-month periods ended March 31, 1996 and 1995.

5.     Certain Concentrations

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

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's quarterly report on Form 10-Q for the period ended December 31, 1995 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition

The Company relies principally on equity financings and corporate collaborations to fund its operations and capital expenditures. At March 31, 1996, due principally to the receipt of a $24,000,000 milestone payment from Japan Tobacco, Inc. ("JT") in August 1995, and the net proceeds of approximately $78,589,000 from a public offering of common stock in September 1995, the Company had cash, cash equivalents and short-term investments of approximately $104,656,000. Management believes that its present capital resources, plus the funding from certain existing collaborative relationships, will be sufficient to meet its working capital needs at least through 1996. The Company will require additional long-term financing to meet the operating needs of 1997 and beyond. The Company will consider various financing vehicles to meet such needs including collaborative arrangements and public offerings or private placements of Company common or preferred stock. If such vehicles are not available, the Company may be required to delay or eliminate expenditures for certain of its products or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

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

The increase in the net losses for the three and nine months ended March 31, 1996 compared to the year-earlier periods is due principally to the Company's commitment to support expanding clinical activities and establish a commercial infrastructure associated with the Company's two leading product candidates. These spending increases were only partially offset by increased revenues.

Contract revenues in the current nine-month period have increased compared to the year earlier period due mainly to an anti-HIV collaboration with JT initiated in December 1994. Interest income has increased significantly from the prior-year three- and nine-month periods due to a higher average investment portfolio balance resulting from the previously described public offering and milestone payment.

Research and development costs and expenses increased from the prior-year three- and nine-month periods due generally to increasing average research and development staff levels (approximately 22% and 20%, respectively) and staff-related expenditures, including occupancy, and significantly increased expenditures for human clinical trial activities associated with the Company's leading product development programs, THYMITAQ (TM) and VIRACEPT (TM).

The increase in general and administrative costs and expenses in the current three- and six-month periods is due chiefly to increasing average staff levels (approximately 36% and 25%, respectively) and staff related expenditures and certain costs associated with a growing sales and marketing infrastructure.

Interest expense in the current-year periods is generally decreasing as the level of debt and capital lease obligations declines. These declines are partially or wholly offsetting the exercise costs associated with certain lease buy-out options.

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

Item 3.      Defaults Upon Senior Securities:  None.

Item 4.      Submission of Matters to a Vote of Security Holders:  None.

Item 5.      Other Information:  None.

Item 6.      Exhibits and Reports on Form 8-K:


             a.     Exhibits:

                    10.59 First Amendment to Agreement Three effective February 29, 1996 between Japan Tobacco, Inc. and the Company.

                    10.60 Amendment effective January 1, 1996 to the Agouron Pharmaceuticals, Inc. 401(k) Plan.

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


                                   AGOURON PHARMACEUTICALS, INC.




Date:  April 26, 1996             /s/ Steven S. Cowell
                                  ------------------------------------------
                                  Steven S. Cowell
                                  Vice President, Finance and Chief Financial
                                  Officer and Chief Accounting Officer