Form 10-K
period 1996-06-30
AGOURON PHARMACEUTICALS INC
filed 1996-09-19
CIK 811210

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                      FORM 10-K

(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
                                        OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from.............  to  ...........................
Commission file number 0-15609

                          Agouron Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

           California                                        33-0061928
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

10350 North Torrey Pines Road, La Jolla, California           92037-1020
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (619) 622-3000

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                                 (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No _____

     On September 13, 1996, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $530,563,000 based on the closing stock price as reported by The Nasdaq Stock Market.

     On September 13, 1996, there were 13,500,134 shares of common stock, without par value, of the registrant issued and outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement to be prepared pursuant to Regulation 14A and filed in connection with solicitation of proxies for its Annual Meeting of Stockholders, to be held on November 7, 1996, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.      BUSINESS

     Except for the historical information contained herein, the following "Business" section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business" section and Exhibit 99 to this Form 10-K.

General

     The Company was organized and incorporated in California in June 1984. Agouron is a pioneer and leader in technologies that enable the atom-by-atom design of novel synthetic drugs based upon the molecular structures of target proteins which play key roles in human disease. The Company is conducting phase II/III clinical trials of two drugs generated by these design technologies: VIRACEPT (TM) (nelfinavir mesylate) for treatment of HIV infection and THYMITAQ (TM) (AG337) for treatment of solid malignant tumors.

In addition, eleven preclinical programs are in progress for discovery or development of other new drugs in the fields of cancer, viral disease, and inflammatory disease. The Company's business currently consists of one business segment, the operations of which are described below.

     Agouron's goal is to become profitable from the sale of differentiated drugs generated principally from its own drug discovery and development efforts. To augment its technical capabilities, to enhance the likelihood of successful commercialization of its products and to offset some of its operating costs, the Company has entered into collaborative research and development arrangements with other companies. However, consistent with its commercial goal, the Company has generally retained significant commercial rights in drugs developed in its collaborative research and development programs funded in whole or in part by other companies. The Company anticipates that its successfully developed products will be commercialized both through its own direct sales and marketing activities in certain pharmaceutical markets, when appropriate, and through manufacturing and marketing relationships with other pharmaceutical firms.

     The Company's common stock account has evolved through a series of public offerings and private placements of its common and preferred stock and the exercise of various warrants and employee stock options. Five public offerings (calendar 1987, 1989, 1991, 1995 and 1996) generated net proceeds of approximately $212,400,000 through the issuance of approximately 9,894,000 shares. The most recent public offering raised approximately $77,674,000 through the issuance of 2,735,000 shares. Private placements of both common and preferred stock have generated approximately $17,090,000 in net proceeds and the issuance of approximately 2,763,000 shares. Private placements in fiscal 1993 generated $6,000,000 through the issuance of approximately 312,000 shares. The exercise of warrants and employee stock options (including employee stock purchase plan transactions) have generated proceeds of approximately $7,190,000 and the issuance of approximately 810,000 shares.

Narrative Description of Business

     Agouron is developing innovative drugs for treatment of cancer, HIV infection and other serious diseases and has expended approximately $191,000,000 on research and development since its inception.

     VIRACEPT, an orally administered inhibitor of the enzyme HIV protease, is the subject of pivotal phase II/III clinical studies evaluating the anti-HIV activity and safety of two alternative doses of the drug for six months principally in combination with approved anti-HIV drugs in more than 700 HIV-infected subjects in the United States. If successful, these studies could lead to the submission of a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for VIRACEPT in the first quarter of calendar 1997. In a series of shorter, smaller, pilot phase II studies, comparable doses of VIRACEPT taken alone or in combination with other anti-HIV drugs produced profound reductions in the amount of HIV detectable in the blood of patients and significant increases in their CD4+ T cell counts. VIRACEPT was reported to be safe and well tolerated in the pilot studies. Agouron is presently preparing to market and sell VIRACEPT in North America upon its approval by the FDA.

     Agouron is developing VIRACEPT in collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In collaboration with JT, Agouron is also engaged in the discovery of drugs for treatment of infections caused by hepatitis C and by herpes viruses. Under agreements with JT, Agouron retains exclusive commercial rights to these anti-viral products in the United States, Canada and Mexico, generally subject to the payment either of royalties or a share of profits to JT.

     THYMITAQ, an inhibitor of the enzyme TS, is presently the subject of phase II/III clinical studies evaluating the drug as a chemotherapeutic agent for treatment of malignant solid tumors associated with cancer of the liver (hepatocellular carcinoma) and cancer of the head/neck. Previously, six small phase II clinical studies evaluated 5-day courses of treatment with THYMITAQ administered intravenously in patients with malignant solid tumors associated with cancer of the colon, lung, liver, pancreas, prostate or head/neck. Tumor reductions of greater than 50% were observed in patients with head/neck cancer, liver cancer, lung cancer and colon cancer. Stabilization of disease was observed in a majority of the remaining evaluable patients in all groups studied. An oral formulation of THYMITAQ is also being developed by the Company. If successful, the phase II/III pivotal clinical trials could lead to submission of a NDA for THYMITAQ late in calendar 1997 or in calendar 1998. Agouron intends to engage in the sales and marketing of THYMITAQ in North America upon its approval by the FDA.

     In June 1996, Agouron signed a binding letter of intent with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., subsidiaries of Roche Holdings Ltd. ("Roche"), providing for the collaborative development and commercialization of THYMITAQ and of the Agouron anti-cancer compound designated AG3340 currently under preclinical development. Under provisions of this letter of intent, Agouron is to receive initial license fees and additional development milestone payments from Roche. Roche has agreed to bear 80% of future costs of developing these drugs. Agouron and Roche will cooperatively market the two compounds for cancer indications and share profits in North America, while Roche has exclusive marketing rights for cancer indications to these compounds outside of North America, subject to the payment of royalties to Agouron. Roche also is to provide annual research funding support and subsequent milestone payments to Agouron for similar commercial rights for all indications in compounds which are generated in a collaborative research program focused on cell cycle control.

Research and Development Programs

     Agouron's research and development programs concentrate in three areas of human disease: cancer, viral disease and inflammatory disease. All of Agouron's drug discovery programs apply the Company's core technologies for the atom-by-atom design of small synthetic drug molecules based upon the three dimensional molecular architecture of proteins that play key roles in human disease. The following table outlines the Company's portfolio of preclinical and clinical research and development programs. Some of these programs are being pursued by Agouron independently while others are being undertaken in collaboration with other companies.

Program           Indication    Protein Target    Development Stage  Partner
- -------           ----------    --------------    -----------------  -------

Cancer

 THYMITAQ-i.v.    Solid Tumors      TS                Phase II/III    Roche
 THYMITAQ-oral    Solid Tumors      TS                Phase I         Roche
 AG2034           Solid Tumors      GART              Phase I         None
 AG3340           Metastasis        MMPs              Preclinical     Roche
 AICART           Solid Tumors      AICART            Research        None
 cdk4             Solid Tumors      cdk4              Research        Roche
 VEGF Receptor    Solid Tumors      kdr               Research        None

Viral Disease

 VIRACEPT         HIV Infection     HIV Protease      Phase II/III    JT
 Rhinovirus       Common Cold       RhV 3C Protease   Research        None
 Cytomegalovirus  CMV Infection     CMV Protease      Research        JT
 Herpes simplex   Herpes Infection  HSV-1 Protease    Research        JT
 Hepatitis C      Viral Diseases    Hepatitis C Protease    Research  JT

Inflammatory Disease

 MMP              Arthritis         MMPs              Research        Roche
 AICART           Inflammation      AICART            Research        None

Cancer

     Overview

     The development of new drugs for treatment of cancer is a primary scientific and commercial focus of the Company. Cancer is the second leading cause of death in the United States and most developed nations. While much progress has been made in the treatment of certain forms of cancer, most existing anti-cancer drugs display limited efficacy and significant toxicities that restrict their clinical usefulness. As a result, there remains a critical need for anti-cancer drugs which are less toxic and more efficacious either as tumoricidal (tumor-killing) or tumoristatic (tumor-controlling) agents.

     Agouron believes that the next generation of agents for treatment of the most common human cancers should have a target other than DNA, should be more capable of evading drug resistance and should retain activity against non-proliferating tumor cells. The Company's anti-cancer drug discovery and development programs are aimed at meeting these criteria by focusing on the discovery and development of inhibitors of the following enzymes:

thymidylate synthase (TS); glycinamide ribotide formyltransferase ("GART"); matrix metalloproteases (MMPs); aminoimidazole carboxamide ribonucleotide formyltransferase ("AICART"); cyclin dependent kinase 4 ("cdk4"); and a receptor for Vascular Endothelial Growth Factor ("VEGF"). Three of these enzyme targets (TS, GART and AICART) have a common structural motif that permits lead inhibitors from one program to be useful potentially in others.

     TS Inhibitors: THYMITAQ

     The enzyme TS catalyzes a critical step in the synthesis of DNA and is especially crucial to cancer cells undergoing uncontrolled proliferation. Independent research has established that the efficacy of the anti-tumor drug 5-fluorouracil derives from its ability to inactivate TS. Inhibition of TS kills tumor cells by inducing programmed cell death -- a form of natural cellular suicide by which normal cell growth is usually regulated. It has been Agouron's goal to design highly specific inhibitors of TS that overcome the several limitations of 5-fluorouracil. In particular, Agouron has focused on the design of TS inhibitors of novel chemical character that it believes may be capable of penetrating fatty membranes and tissues, circumventing some of the more common forms of drug resistance and passing into and out of cells by passive diffusion, allowing for much greater clinical control of toxicity and for a broader spectrum of anti-tumor activity. Agouron's lead compound in the TS program, THYMITAQ, is in phase II/III clinical testing.

     Phase I studies of THYMITAQ initially conducted at the medical hospital of the University of Newcastle upon Tyne in England, under the sponsorship of the British Cancer Research Campaign, evaluated first an intravenous ("i.v.") formulation and then an oral formulation of THYMITAQ. In these phase I studies, which were ultimately extended into the United States and involved a total of 45 advanced cancer patients, the maximum tolerated 5-day dose of THYMITAQ was determined through a series of dose escalations. On the basis of these studies, a dose of 1000 mg/m/day was determined to be appropriate for phase II efficacy studies. The phase I studies demonstrated that THYMITAQ i.v. was well tolerated: at the maximum tolerated dose, the predominant toxicities were determined to be myelosuppression (suppression of bone marrow activity) of short duration and mucositis (mouth sores) which could frequently be mitigated with a simple mouthwash. A subsequent phase I study involving 32 patients in England demonstrated that oral administration of THYMITAQ resulted in a pharmacokinetic and safety profile similar to that of the i.v. formulation.

     The Company has conducted six small phase II trials of the i.v. formulation of THYMITAQ. The six studies have evaluated 5-day courses of treatment with THYMITAQ in patients with malignant solid tumors associated with cancer of the colon, lung, liver, pancreas, prostate or head/neck. Tumor reductions of greater than 50% were observed in patients with head/neck cancer, liver cancer, lung cancer and colon cancer. Stabilization of disease was observed in a majority of the remaining evaluable patients in all groups studied. Of 19 evaluable patients with head/neck cancer, four experienced reductions in tumor mass greater than 50%, including two patients with reductions of 100%. Of 18 patients with hepatocellular (liver) cancer, two experienced tumor reductions greater than 50%; two others experienced tumor reductions sufficient to permit surgical removal of tumors previously deemed to be inoperable.

     Pivotal phase II/III clinical trials have recently been initiated at several clinical sites in the United States for evaluation of THYMITAQ as a single agent treatment in cancer of the head/neck and in liver cancer. For treatment of head/neck cancer, THYMITAQ is being compared to the chemotherapeutic agent methotrexate in patients who have failed first-line therapy. For treatment of liver cancer, THYMITAQ is being evaluated in a non-comparative clinical trial, as no drugs are currently approved for use as single agents in this disease. Complete enrollment of these studies is expected to require several months. The Company intends to supplement the U.S. clinical trials of THYMITAQ by opening additional clinical studies in Europe (head/neck cancer) and in Asia (liver cancer). If enrolled in a timely manner and if successful, the pivotal trials could permit the Company to file a NDA for THYMITAQ in calendar 1998.

     The binding letter of intent signed by Agouron and Roche in June 1996 provides for the collaborative further development and commercialization for cancer indications of THYMITAQ. Under provisions of this letter of intent, Agouron is to receive license fees and subsequent development milestone payments from Roche. Roche has agreed to bear 80% of future costs of developing THYMITAQ. Agouron and Roche will cooperatively market THYMITAQ for cancer indications and share profits from sales of the drug in North America. Roche has exclusive marketing rights to THYMITAQ for cancer indications outside North America, subject to possible co-promotion rights and the payment of royalties to Agouron.

     GART Inhibitors: AG2034

     An Agouron research program has resulted in the design of AG2034. AG2034 is a potent, selective inhibitor of glycinamide ribonucleotide transformylase (GART) -- a key enzyme in the biochemical pathway through which tumor cells synthesize purines, essential components of DNA. With the exception of liver cells, all normal human tissues obtain purines through an alternative pathway (the purine salvage pathway). The Company believes that inhibitors of GART will show a high degree of selectivity for tumor cells and less significant bone marrow toxicity than other chemotherapeutic agents.

     AG2034 has demonstrated preclinical anti-tumor activity against a broad panel of tumor types in preclinical models at various dosing schedules. In cell culture experiments, AG2034 selectively kills tumor cells missing certain cell cycle checkpoints, but is inactive against cells with normal checkpoint functions. Because it has become technically possible to determine whether biopsied tumor cells are deficient in checkpoint functions, the Company believes that physicians may be able to determine in advance of treatment which tumors are most likely to respond to AG2034.

     Agouron has completed initial chemical scale-up of AG2034 and initial preclinical toxicology studies. An Investigational New Drug Application has been reviewed by the FDA, and Agouron has been cleared to intiate phase I clinical studies of AG2034 in the fall of calendar 1996. The Company presently retains all commercial rights to any compounds resulting from this program.

     MMP Inhibitors: AG3340

     Independent research has shown MMPs to be involved in many disease states. Certain MMPs have been associated with tumor growth, the metastasis of tumor cells to secondary sites within the body and the growth of new blood vessels (angiogenesis) through which tumor cells obtain nutrients and growth factors. The Company believes that MMPs represent a new opportunity for the discovery of novel tumoristatic agents. The Company further believes that orally active inhibitors of certain combinations of MMPs, but not of all MMPs, are most likely to have the optimal safety and efficacy profiles of superior tumoristatic agents.

     A three-year program of drug discovery undertaken by Agouron in collaboration with Roche ("Roche 1993") has resulted in the selection of the compound designated AG3340 for development by the Company as an anti-cancer agent. AG3340 selectively inhibits the MMPs known as Gelatinase A and B, Stromelysin-1 and Collagenase-3, but is relatively inactive against Fibroblast Collagenase. In preclinical tests, AG3340 has demonstrated excellent anti-tumor in vivo activity following oral administration in both mouse and human tumor xenograft models. Significant tumor growth delays in all models and significant reductions of spontaneous metastases in the mouse Lewis lung model have been reported at recent scientific meetings. Toxicology studies are currently underway to support initiation of phase I clinical studies of AG3340 late in calendar 1996.

     Other compounds from the Roche 1993 collaboration on MMP inhibitors are the subjects of preclinical evaluation including certain compounds being evaluated by Roche as agents for treatment of arthritis.

     The binding letter of intent signed by Agouron and Roche in June 1996 provides for the collaborative further development and commercialization for cancer indications of AG3340 and certain other compounds. Under provisions of this agreement, Agouron is to receive license fees and subsequent development milestone payments from Roche. Roche has agreed to bear 80% of future costs of developing AG3340. Agouron and Roche will cooperatively market AG3340 for cancer indications and share profits from sales of the drug in North America. Roche has exclusive marketing rights to AG3340 for cancer indications outside North America, subject to certain co-promotion rights and the payment of royalties to Agouron.

     AICART Inhibitors

     The enzyme AICART catalyzes a rate-determining step in the purine biosynthetic pathway and represents a second target for anti-cancer drugs which are active by virtue of their anti-purine effects. Research has shown that inhibiting the rate-limiting enzyme in such a pathway produces the most significant effects on the growth of cells dependent on that pathway. The scientific rationale for GART as a target for new anti-tumor drugs applies equally to AICART. Agouron scientists believe that two inhibitors of the purine pathway -- an inhibitor of GART and an inhibitor of AICART -- may be highly synergistic in producing anti-tumor activity when administered in combination.

     The Company's scientists have solved the three-dimensional structure of AICART and are engaged in design, synthesis and evaluation of AICART inhibitors intended to be efficacious in the treatment of cancer. The Company presently retains all commercial rights to any compounds resulting from this program.

     Cell Cycle Control: cdk4

     Cyclin dependent kinases are enzymes that play roles in regulating the transitions between phases in the life cycles of all cells. A member of this family of enzymes known as cdk4 has been implicated by independent research in driving cells from a quiescent phase to the highly proliferative phase characteristic of malignancies -- particularly in familial melanomas, esophageal carcinomas and pancreatic cancers. Agouron has been engaged in a drug discovery program aimed at the design of selective small molecule drugs with the potential to inhibit the activity of cdk4 and therefore block the transition of cancer cells into their proliferative phase.

     Under provisions of the binding letter of intent signed by Agouron and Roche in June 1996, Roche is to pay to Agouron annual research funding for three years in support of the cdk4 program. Commercial rights for all indications in compounds which are generated in the program are similar to those which Roche has for the MMP inhibitor AG3340.

     VEGF Receptor

     The process known as angiogenesis, the formation of new blood vessels, is a key factor in the maintenance and progression of several disease states including the metastasis of malignant tumors. The ability of cancer cells to carry out angiogenesis depends in part upon the activity of a protein known as Vascular Endothelial Growth Factor (VEGF) which, by binding to a receptor known as kdr, triggers the growth of endothelial cells. Agouron is engaged in a drug discovery program whose objective is the design of drugs that block the kdr receptor for VEGF and therefore compromise the ability of tumors to carry out a key process in angiogenesis. The Company presently retains all commercial rights to any compounds resulting from this program.

Viral Disease

     Overview

     The development of new drugs for the treatment of certain viral diseases is another scientific and commercial focus of the Company. The Company is presently conducting programs aimed at discovery and/or development of four classes of anti-viral drugs which block viral proteases, enzymes required by several families of pathogenic viruses to carry out replication and infection. Agouron's anti-viral drug programs include HIV protease inhibitors (VIRACEPT), rhinovirus 3C protease inhibitors, herpes virus protease inhibitors and hepatitis C protease inhibitors. Agouron is developing certain of its anti-viral drugs in collaboration with JT.

     HIV Protease Inhibitor: VIRACEPT

     Research and development of drugs for treatment of HIV infection and AIDS in the pharmaceutical industry has thus far produced both successes and disappointments. Initially, scientists were optimistic that blocking the essential HIV enzyme reverse transcriptase ("RT") would prove sufficient to defeat the replication of HIV and curb the progression of HIV infection to AIDS. As a result of research and development efforts by several pharmaceutical companies, several RT inhibitors are now approved for use in the United States. However, the clinical usefulness of this first generation of anti-HIV drugs has generally been limited by their toxicity and by the ability of HIV to mutate into forms that are resistant to them. For this reason, it has been a high priority at Agouron, as well as at other pharmaceutical companies, to discover and develop new anti-HIV drugs that work by a mechanism of action other than inhibition of RT.

     Inhibitors of the enzyme HIV protease are widely regarded as one of the most promising new classes of anti-HIV drugs. HIV protease is an enzyme that performs an essential role in the infectious cycle of HIV. Research shows that inhibition of the protease enzyme renders HIV unable to form new infectious virus. Three HIV protease inhibitors have been approved by the FDA for marketing in the United States during the last year. Agouron believes that its HIV protease inhibitor, VIRACEPT, has properties that will permit it to compete effectively with these approved drugs.

     A series of small, short-term pilot phase II clinical studies has been completed evaluating the safety and acute anti-HIV efficacy of several daily oral doses of VIRACEPT administered orally to HIV-infected subjects. In these studies, VIRACEPT taken alone, in a two-day combination with stavudine
(d4T) or in a three-drug combination with zidovudine (AZT) and iamivudine
(3TC), produced profound decreases in the amount of HIV detectable in the blood of patients and significant increases in their CD4+ T cell counts. Pivotal phase II/III clinical studies of daily doses of 500 mg and 750 mg of VIRACEPT administered three times daily in a tablet formulation, principally in combination with other anti-HIV drugs, are currently in progress at a large number of sites in the United States. In the pilot phase II studies, such doses of VIRACEPT were safe and well tolerated, the most common side-effect being loose stool/diarrhea.

     If the current phase II/III clinical trials of VIRACEPT are completed on a timely basis and if results from these trials are satisfactory, Agouron plans to file a NDA in the first quarter of calendar 1997 and, if the NDA is approved on a timely basis, to launch VIRACEPT in North America later in calendar 1997. However, there can be no assurance that any of these events will occur.

     Rhinovirus 3C Protease Inhibitors

     Rhinoviruses are believed to be the single most frequent cause of the common cold. While rhinovirus infections are a periodic annoyance to most normal individuals, they produce more severe and prolonged symptoms in people with asthma, emphysema and chronic obstructive pulmonary disease. The family of rhinoviruses has eluded attempts to develop a useful vaccine because it contains more than 100 serotypes. However, all known strains of rhinoviruses depend on a critical enzyme, the 3C protease, at several stages of their life-cycle for production of new infectious viruses. It has been shown both by independent research and by Agouron scientists that inactivating this enzyme halts rhinovirus production in vitro. Because there is no known natural counterpart for the 3C protease enzyme in humans, Agouron scientists believe that the potential for toxicity from selective inhibitors of the rhinovirus 3C protease is low.

     Agouron's rhinovirus protease research has resulted in the design of potent, selective rhinovirus 3C protease inhibitors currently being evaluated in preclinical pharmacological studies of anti-viral activity, cellular toxicity and oral bioavailability. It is the Company's goal to select one such inhibitor for development within 12 months. The Company presently retains all commercial rights to any compounds resulting from this program.

     CMV and HSV-1 Protease Inhibitors

     Among the most clinically significant members of the family of herpes viruses are herpes simplex virus-1 (HSV-1) and cytomegalovirus (CMV). Like HIV and rhinoviruses, HSV-1 and CMV each contain a protease enzyme essential for virus maturation and infection. Agouron believes that these protease enzymes represent targets for a new class of anti-viral drugs with the potential for low toxicity. Agouron scientists have recently solved the three-dimensional molecular structure of the targeted protease enzyme from CMV and are seeking to solve the HSV-1 protease in preparation for application of Agouron's drug design technologies. However, no inhibitor of HSV-1 or CMV has yet been selected by Agouron for development.

     Hepatitis C Protease Inhibitors

     The ability to treat infection by hepatitis C virus represents a significant unmet clinical need, particularly in Asian countries. Hepatitis C virus depends upon a key protease enzyme for the production of new infectious viruses. As no human counterpart of the hepatitis C protease enzyme is known, Agouron scientists believe that the potential for toxicity of selective hepatitis C protease inhibitors is low. Agouron's anti-hepatitis C project is an early stage research program in which no inhibitor has been selected for development.

Inflammatory Disease

     Overview

     Another scientific and commercial focus of the Company is the development of drugs for treatment of inflammatory disease. These include MMP inhibitors for use against degenerative diseases such as rheumatoid arthritis and osteoarthritis and AICART inhibitors for use as anti-inflammatory agents and immuno-suppressive agents for treatment of various neuro-degenerative disorders.

     MMP Inhibitors

     In addition to their role in the growth and metastasis of solid tumors, MMPs display high levels of enzymatic activity in such degenerative diseases as rheumatoid arthritis and osteoarthritis. Certain members of the MMP family are associated most closely with these disease states and, Agouron believes, offer targets for orally active drugs with potential for minimal toxicity. The development of MMP inhibitors associated with these disease states are being pursued by an affiliate of Roche. If successfully developed by the Roche affiliate, the Company believes such selective inhibitors of certain MMPs have the potential to interrupt the progression of arthritic disease itself rather than just to treat the symptoms. The Company will receive a royalty on sales by Roche of any anti-inflammatory products resulting from the collaborative program.

     AICART Inhibitors

     AICART is being pursued by Agouron scientists as a target for the development of novel anti-inflammatory drugs. It is widely believed that the anti-inflammatory effects observed following administration of low doses of the anti-cancer drug methotrexate result from the drug's indirect inhibition of AICART. Used for chronic therapy, methotrexate accumulates in the liver and other tissues and frequently results in serious toxicity. Agouron scientists believe that inhibitors of AICART designed to avoid accumulation in tissues may be superior anti-inflammatory drugs for conditions such as arthritis. The Company's initial lead compounds in this program are being used to validate this assertion. Having solved the three-dimensional molecular structure of the AICART enzyme, Agouron scientists believe they are uniquely positioned to initiate protein structure-based drug design of novel inhibitors of the AICART enzyme intended to be efficacious in the treatment of inflammatory disease. No candidate for development has yet been identified in this program. The Company presently retains all commercial rights to any compounds resulting from this program.

Research and Development Agreements

     The Company has funded its research and development primarily from working capital generated from both private and public sales of Agouron equity and corporate collaborative arrangements. The Company has an ongoing program of business development which may, from time to time, lead to the establishment of corporate collaborations in addition to those noted below.

     Japan Tobacco Inc.

     In December 1992, the Company entered into an agreement with JT to collaborate on the discovery, development and commercialization of novel therapeutic drugs which act on key proteins related to the human immune system (JT 1992). In February 1994, the Company expanded its strategic alliance with JT into the field of anti-viral drugs for the treatment of infections caused by hepatitis C, the herpes family of viruses and rhinoviruses (JT 1994). In December 1994, the Company added its anti-HIV drug, VIRACEPT, to the JT collaboration with the execution of a worldwide development and licensing agreement (JT HIV). In January 1995, JT 1992 was canceled by mutual agreement and JT 1992 resources were reallocated to JT 1994 programs. In February 1996, the portion of the JT 1994 collaboration targeting rhinovirus was ended and program resources were reallocated to other JT 1994 programs.

     Under the provisions of JT 1994, JT has agreed to make certain research payments of not less than $8,000,000 to the Company over a two-year period ending December 1996. Such payments could approximate more than $21,000,000 over a four-year period if certain technical milestones are achieved. In addition, JT made an up-front payment of $7,778,000, which was amortized to revenue over a twenty-four month period. Under the provisions of JT HIV, JT has made payments of $30,000,000 to Agouron representing initial and subsequent payments of $2,500,000, $3,500,000 and $24,000,000. Agouron and JT will ultimately share equally the costs of further development of VIRACEPT.

     Under the provisions of JT 1994, the Company will have exclusive rights to develop, manufacture and market anti-hepatitis C and anti-herpes drugs in the United States, Canada and Mexico. JT will have exclusive rights to develop, manufacture and market these drugs in Japan, Taiwan and South Korea. Outside the countries in which they respectively have exclusive rights, Agouron and JT will have co-exclusive rights to manufacture and market jointly developed anti-hepatitis C and anti-herpes drugs. Each company will pay royalties to the other based upon their respective sales of anti-hepatitis C and anti-herpes drugs. Under the provisions of JT HIV, Agouron will retain exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to JT's right of first refusal) in the United States, Canada and Mexico. JT will have exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to the Company's right of first refusal) in Japan and certain other countries of Asia. Exclusive commercial rights (with the right to sublicense) in Europe and all remaining countries of the world will be held by a joint venture owned equally by Agouron and JT. The two companies will share royalties or profits equally from the worldwide commercialization of VIRACEPT.

     Under a separate agreement dated December 1992, JT purchased 155,844 shares of newly issued Common Stock for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the then outstanding Common Stock.

     Roche

     In June 1996, the Company completed a three-year agreement entered into with Syntex (U.S.A.) Inc. (now a subsidiary of Roche) to collaborate on the discovery of novel matrix metalloprotease inhibitor drugs. Roche has exclusive worldwide commercial rights in any MMP inhibitors used to treat arthritis and other degenerative bone diseases, subject to the payment of royalties to Agouron. Under the terms of the agreement, the Company will have a royalty position in certain other agreement products, if any, and other development and commercial rights in other agreement products, if any.

     Under a separate agreement dated June 1993, Syntex Corporation (now a subsidiary of Roche) purchased 155,844 shares of newly issued Common Stock for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the then outstanding Common Stock.

     In June 1996, Agouron signed a binding letter of intent with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., subsidiaries of Roche, providing for the collaborative development and commercialization of THYMITAQ and of the Agouron anti-cancer compound designated AG3340 currently under preclinical development. Agouron has received initial license fees of $15,000,000 and, under the provisions of the binding letter of intent, is to receive additional development milestone payments of up to $40,000,000 from Roche. Roche has agreed to bear 80% of future costs of developing these drugs. Agouron and Roche will cooperatively market the two compounds for cancer indications and share profits in North America, while Roche has exclusive marketing rights for cancer indications to these compounds outside North America, subject to possible co-promotion rights and the payment of royalties to Agouron. Roche is to provide annual research support of $3,000,000 for three years as well as subsequent milestone payments of up to $20,000,000 to Agouron for similar commercial rights for all indications in compounds which are generated in a collaborative research program focused on cell cycle control. Roche also has agreed to grant Agouron the right in North America to commercialize a Roche anti-cancer product to be designated in the future.

     Schering-Plough Corporation

     In April 1994, the Company and Schering completed a three-year collaborative research agreement providing for the discovery and development of anti-cancer drugs which target oncogenic ras proteins. Each company may pursue further discovery or development efforts in this program area at its sole discretion and expense with no subsequent obligations to the other company.

Competition

     The pharmaceutical and biotechnology industries are subject to intense competition and rapid and significant technological change. Many companies and organizations, including major pharmaceutical, biotechnology and chemical companies, universities and other research organizations, are engaged in discovery and development of drugs for diseases targeted by the Company. For example, the Company is aware of several pharmaceutical companies that have HIV protease inhibitors, some of which are currently being marketed, including those of Abbott Laboratories, Inc., Merck & Co., Inc. and Roche. Certain companies and organizations have substantially greater financial and other resources, larger research and development staffs and more extensive production and marketing organizations, experience and capabilities than the Company. In addition, many companies have significantly greater experience than the Company in preclinical testing and in conducting human clinical trials of potential pharmaceutical products and in obtaining the FDA and other regulatory approvals. All of these companies and other research organizations compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Agouron was the first company to devote itself to the development and application of protein structure-based drug design. As such, the Company believes that it has achieved certain competitive advantages including developmental lead time, level of commitment to the technology and the development of certain practical or technical capabilities. However, in recent years several pharmaceutical companies have undertaken to establish capabilities in protein x-ray crystallography, either internally or through academic collaborations, and can be presumed to be engaged in the use of such technology for the same purposes as is the Company. Certain biotechnology companies and other companies have also entered into the field of protein structure-based drug design. For example, Abbott Laboratories, Ciba-Geigy Limited, Glaxo Wellcome plc, Merck and Roche have developed programs focused on structure-based drug design. The Company expects that the technology for protein structure-based drug design will become more widely implemented over time and will ultimately become more common in the pharmaceutical industry.

     The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel with a broad range of expertise, obtain patent protection or otherwise develop proprietary products or processes, conduct clinical trials and obtain required government approvals on a timely basis, select and pursue drug design projects in areas in which significant market opportunities exist or are likely to develop, manufacture its products on a cost-effective basis and successfully market its products either alone or in conjunction with others. Many of the Company's competitors have substantially greater financial resources, clinical and regulatory experience, manufacturing capabilities and sales and marketing organizations than Agouron.

Patents and Trade Secrets

     The Company seeks patent protection for its proprietary technology and potential products in the United States and in foreign countries. Most of the Company's products are expected to be synthetic chemical compounds which may be afforded patent protection under principles and procedures well established by the United States Patent and Trademark Office under United States patent law.

     The Company's strategy is to pursue a strong patent portfolio and Agouron holds several patents, including a patent covering the chemical composition of VIRACEPT. The Company is currently prosecuting a number of patent applications in the United States and in various other countries seeking protection for certain series of compounds, including, THYMITAQ and VIRACEPT and certain proprietary technology. The Company will continue to file patent applications on its evolving technology, processes and products. The Company has recently received one United States patent covering processes of making THYMITAQ and related compounds and intermediates thereof. The Company's failure to obtain patent protection for its products could have an adverse impact on the Company.

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

Government Regulation

     The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are principally governed by the FDA regulations in the United States and by comparable government regulations in foreign countries. Various federal, state and local statutes and regulations also govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping, distribution and marketing of such products. The process of completing preclinical and clinical testing and obtaining the approval of the FDA and similar health authorities in foreign countries to market a new drug product requires a significant number of years and the expenditure of substantial resources. Failures or delays by the Company or its collaborators or licensees in obtaining regulatory approvals would adversely affect the marketing of products being developed by the Company and the Company's ability to receive product revenues or royalties.

     The steps required by the FDA before a new human pharmaceutical product may be marketed in the United States include: (a) preclinical laboratory tests, in vivo preclinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials on an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence; (c)adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of a NDA; and
(e) review and approval of the NDA by the FDA before the drug product may be shipped or sold commercially. Prior to obtaining FDA approval for each product, each manufacturing establishment for new drugs must be registered with and receive appropriate approval by the FDA.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the safety and efficacy of the product. Preclinical test results are submitted to the FDA as a part of the IND. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, early indications of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the investigational drug for a specific clinical indication, to ascertain dose tolerance and the optimal dose range and to collect additional clinical information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable clinical safety profile in the targeted patient population, phase III studies are often initiated to further establish safety and efficacy of the investigational drug in a broader sample of the target patient population. The results of the clinical trials together with the results of the preclinical tests and complete manufacturing information are submitted in a NDA to the FDA for approval.

     If a NDA is submitted to the FDA, there can be no assurance that such application will be reviewed and approved by the FDA in a timely manner, if at all. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product.

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

     In addition to the regulatory framework for pharmaceutical product approvals, the Company is and may become subject to various federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with Agouron's research and development work. The Company is unable to predict the extent of restrictions that might arise from any governmental or administrative action.

Manufacturing

     The Company currently has no manufacturing facilities for production of commercial quantities of any compounds under development as pharmaceutical products. The Company's facilities include scale-up laboratories in which the Company intends to produce, under GMP, amounts of its drug product candidates sufficient for use in certain early clinical trials. The Company is and will be relying upon third parties to manufacture its products in quantities sufficient to meet both clinical and commercial needs. The Company will be dependent upon these manufacturers to comply with GMP and to meet its production requirements. There can be no assurance that these manufacturers will timely deliver sufficient quantities of the Company's products or that the Company would be able to find substitute manufacturers, if necessary.

Marketing

     The Company does not currently market any pharmaceutical products but intends to market any approved cancer and anti-HIV products in North America through its own sales and marketing organization. The Company has begun to establish its sales and marketing organization by hiring key sales and marketing management personnel who possess significant pharmaceutical industry experience. Additional sales and marketing personnel will be hired and certain programs will be implemented upon the achievement of clinical development milestones, including the successful completion of pivotal clinical trials and the submission of a NDA. The Company intends to possess the capability to launch products concurrent with their approval by the FDA. The Company's sales and marketing efforts will utilize a field sales organization focused primarily on office and hospital based physicians including key medical thought leaders Additionally, the Company will seek to ensure market access and availability for its products in part by establishing relationships within key market segments including health maintenance organizations, third-party payers and governmental agencies.

Human Resources

     As of June 30, 1996, the Company had 374 employees, 96 of whom hold Ph.D. or M.D. degrees. Three hundred employees are engaged in, or directly support, research and product development. The Company's employees are not covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent. The Company has entered into confidentiality agreements with all of its employees.


Item 2.     PROPERTIES

     The Company leases space in four facilities located in La Jolla, California which provide a total of approximately 145,000 square feet of office and laboratory space. The Company's corporate headquarters are located at 10350 North Torrey Pines Road, La Jolla, California 92037, where the Company occupies approximately 36,000 square feet under three leases which expire in April 1997. Additional administrative facilities are located at 3301 Torrey Pines Court, La Jolla, California 92037, where the Company is the sole tenant and is to occupy approximately 41,300 square feet of office space pursuant to a lease expiring August 31, 1999. Research and development activities are conducted at 3565 General Atomics Court, San Diego, California 92121 (where the Company is the sole tenant and occupies approximately 43,500 square feet under a lease which expires September 2001) and at 11099 North Torrey Pines Road, La Jolla, California 92037 (where the Company occupies approximately 24,500 square feet under a lease which expires in September 2000). These two research and development buildings provide state-of-the-art facilities designed specifically to implement and support the Company's innovative approach to drug design. Included in the facilities are approved scale-up laboratories in which kilogram quantities of Company-designed drug compounds are manufactured under current GMP for use in clinical trials. Additionally, the Company leases approximately 1,000 square feet of office space in the United Kingdom which it utilizes for its European clinical staff. The Company is negotiating an additional lease for a total of approximately 24,000 square feet to provide additional laboratory space. Additional facilities will be necessary if the Company undertakes commercial manufacturing.


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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended June 30, 1996 to a vote of the Company's security holders.

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

1996

     First Quarter                                $  39 1/4     $  22 3/4
     Second Quarter                                  35 7/8        22 1/2
     Third Quarter                                   47 5/8        32 3/4
     Fourth Quarter                                  47            32

     On September 13, 1996, the closing price of the Company's common stock as reported by The Nasdaq Stock Market was $41.00 per share. There were approximately 10,000 shareholders of the common stock of the Company as of such date. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.



Item 6.     SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for each of the five years in the period ended June 30, 1996. The information presented should be read in conjunction with the financial statements included elsewhere in this report.

(In thousands, except per share amounts)

                  Years ended
                  June 30,     1996     1995     1994      1993     1992
                  ----------------------------------------------------------
Statement of Operations Data:
     Revenues                 $ 60,731 $ 27,961  $ 17,651 $  9,970 $  6,847
     Net loss                  (19,523) (12,939)   (9,462)  (9,829)  (9,132)
     Net loss per common share   (1.98)   (1.77)    (1.31)   (1.40)   (1.47)
     Shares used in computing
       net loss per common share 9,844    7,296     7,241    6,997    6,199

Balance Sheet Data:
     Working capital          $ 70,381 $  8,837  $ 21,039 $ 29,933 $ 35,115
     Total assets              100,224   27,097    37,178   41,721   45,625
     Long-term liabilities       1,734    1,884     2,285    2,613    3,050
     Stockholders' equity       75,583   12,591    24,852   33,757   37,517

The Company has never declared or paid dividends on its common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This discussion contains forward-looking statements and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to this annual report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.
The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company has been engaged in the research and development of human pharmaceuticals utilizing protein structure-based drug design since its inception in 1984. Such research and development has been funded principally from the Company's equity-derived working capital and through collaborative arrangements with other companies. The Company's net operating losses incurred since inception are primarily a result of the Company's independent research and development activities and an increasing investment in the clinical development of (and the implementation of a commercial infrastructure in support of) its two leading compounds in cancer and AIDS. Net losses for the fiscal years ended June 30, 1996, 1995 and 1994 were $19,523,000, $12,939,000 and $9,462,000. It is anticipated that net operating losses will continue and will possibly increase through at least the next two years.

Results of Operations

     Collaborative research and development agreements with Japan Tobacco Inc. ("JT"), Schering-Plough Corporation ("Schering") and Syntex (U.S.A.) Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (collectively "Roche") accounted for approximately 99%, 97% and 94% of the Company's total contract and license revenues for 1996, 1995 and 1994. Total contract and license revenues for 1996 increased approximately 109% over 1995 due mainly to the effect of a full year of increasing program activities on the anti-HIV collaboration with JT (initiated in December 1994 -- "JT HIV") and the initial payments associated with a new (June 1996) collaboration with Roche. The increase in contract and license revenues from 1994 to 1995 of approximately 64% was due principally to the JT HIV collaboration, the effect of a full year of program activities on the anti-viral collaboration with JT initiated in February 1994 ("JT 1994") and increased activities for research programs with Roche. These increases were partially offset by the absence of funding in 1995 from Schering due to the completion of a collaborative research program in April 1994. The Company anticipates that its contract revenues for 1997 will exceed the level of such revenues recognized in 1996.

     Interest income increased from 1995 to 1996 due to a higher average balance of cash, cash equivalents and short-term investments resulting from the receipt of a $24,000,000 payment from JT in August 1995 and a public offering of common stock in September 1995. Interest income decreased from 1994 to 1995 primarily due to a generally declining balance of cash, cash equivalents and short-term investments which were utilized to fund operations. The Company anticipates that interest income will increase in 1997.

     Research and development spending increased by approximately 96% from 1995 to 1996 and 52% from 1994 to 1995 due generally to increasing average research and development staff levels (approximately 23% and 22%) and staff-related expenditures, including occupancy, and significantly increased expenditures for human clinical trial activities associated with the Company's leading product candidates: THYMITAQ for the treatment of cancer and VIRACEPT for the treatment of HIV infection and AIDS. Collaborator-funded program expenditures representing 72%, 65% and 45% of total research and development costs and expenses in 1996, 1995 and 1994, generated a significant majority of the increases in research and development costs and expenses. The Company's self-funded research and development programs generated approximately 28%, 35% and 55% of total research and development costs and expenses in 1996, 1995 and 1994. Of such self-funded costs during 1996, 1995 and 1994, approximately 33%, 49% and 44% was dedicated to the preclinical and clinical development of the Company's most advanced cancer programs. The Company anticipates that total research and development costs and expenses will increase in 1997 in response to expanding preclinical activities and clinical studies associated with several of the Company's product development programs.

     General and administrative costs and expenses represented approximately 11% of total costs and expenses in each of 1996, 1995 and 1994. Spending increases from 1995 to 1996 and 1994 to 1995 are due principally to increasing average staff levels (approximately 38% and 36%) and staff-related expenditures including occupancy. Also contributing to the 1996 increase are certain costs associated with a growing sales and marketing infrastructure. The Company anticipates that total general and administrative costs and expenses will increase in 1997 due to additional staff and occupancy costs and increasing commercial development and sales and marketing activities.

     Interest expense decreased in 1996 due to a decreasing level of debt and capital lease obligations but such decrease was totally offset by the exercise costs associated with certain lease buy-out options. Interest expense increased by approximately 15% from 1994 to 1995 due to fluctuations in interest rates and the level of debt and capital lease obligations from year to year.

Financial Condition

     Liquidity and Capital Resources

     Since its inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on equity, lease and debt financing and various collaborative arrangements to fund its proceeds of approximately $236,000,000, principally from corporate and venture capital investors and through its public offerings in calendar 1987, 1989, 1991, 1995 and 1996. The Company believes that its current capital resources, existing contractual commitments and the proceeds from a secondary public offering in July 1996 (see Note 9) are sufficient to maintain its current and planned operations through fiscal 1998. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the planned commercial launch of VIRACEPT during fiscal 1997, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

     The Company believes that additional financing may be required to meet the planned operating needs of fiscal 1999 if significant positive cash flows are not generated from commercial activities. Such needs would include the expenditure of substantial funds to continue research and development activities, conduct existing and planned preclinical studies and tests, conduct human clinical trials and to support a growing commercial infrastructure, including certain manufacturing, sales and marketing capabilities. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

     Capital Expenditures

     During 1996, capital expenditures totaled $3,710,000 compared with $2,032,000 and $1,829,000 during 1995 and 1994, of which $457,000, $17,000 and $58,000 were financed through capital lease obligations. Of the total capital expenditures during 1996, 1995 and 1994, approximately $318,000, $130,000 and $119,000 represented leasehold improvement costs associated with certain of the Company's facilities. With the exception of the leasehold improvement costs, virtually all of the capital expenditures during 1996, 1995 and 1994 represented laboratory and office equipment and scientific instrumentation necessary to support an expanding research, development, and commercial infrastructure.

     Capital expenditures during 1997 are expected to be approximately $3,300,000 to support product commercialization, development and research activities. The Company may utilize lease or debt financing for certain expenditures if available on acceptable terms.

     New Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method. Under FAS 123, an employer's financial statements should include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. The Statement is effective for financial statements for fiscal years that begin after December 15, 1995. As permitted by FAS 123, the Company will continue to follow the existing accounting requirements for stock options and stock-based awards contained in APB Opinion No. 25 ("Accounting for Stock Issued to Employees"). However, beginning in fiscal 1997, the Company will provide the pro-forma disclosures required by FAS 123 for entities electing not to adopt the fair value accounting method specified in FAS 123. The adoption of FAS 123 in fiscal 1997 will have no material impact on liquidity or capital resources.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                            PAGE

Report of Independent Accountants                                      F-1

Balance Sheet as of June 30, 1996 and 1995                             F-2

Statement of Operations for the years ended                            F-3
     June 30, 1996, 1995 and 1994

Statement of Stockholders' Equity for the                              F-4
     years ended June 30, 1996, 1995 and 1994

Statement of Cash Flows for the years ended                            F-5
     June 30, 1996, 1995 and 1994

Notes to Financial Statements                                          F-6

     NOTE: All schedules are omitted because they are either not applicable or not required or the information is shown elsewhere in the financial statements or in the notes thereto.

PAGE>
                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Agouron Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Agouron Pharmaceuticals, Inc. at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICE WATERHOUSE LLP

San Diego, California
August 7, 1996

PAGE>
                          AGOURON PHARMACEUTICALS, INC.

                                  BALANCE SHEET
                             (Dollars in thousands)


                                      ASSETS

                                                             June 30,
Current assets:                                         1996         1995
                                                     ----------   ----------
     Cash and cash equivalents                       $  16,451    $   4,358
     Short-term investments                             74,424       15,886
     Accounts receivable                                   613          344
     Other current assets                                1,800          871
                                                     ----------   ----------
     Total current assets                               93,288        1,459

Property and equipment, net                              6,936        5,638
                                                      ---------   ----------
                                                     $ 100,224    $   7,097
                                                     ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

     Accounts payable                                $  10,177    $   5,426
     Accrued liabilities                                   809          683
     Deferred revenue                                   11,435        5,745
     Current portion of long-term debt                     486          768
                                                     ----------   ----------
     Total current liabilities                          22,907       12,622
                                                     ----------   ----------

Long-term liabilities:

     Long-term debt, less current portion                  501          580
     Accrued rent                                        1,233        1,304
                                                     ----------   ----------
     Total long-term liabilities                         1,734        1,884
                                                     ----------   ----------

Stockholders' equity:

     Common stock, no par value, 75,000,000 shares
        authorized, 10,731,687 and 7,359,282 shares
        issued and outstanding                         158,628       76,113
     Accumulated deficit                               (83,045)     (63,522)
                                                     ----------   ----------
     Total stockholders' equity                         75,583       12,591
                                                     ----------   ----------
Commitments (Note 8)                                      --            --
                                                     ----------   ----------
                                                     $ 100,224    $  27,097
                                                     ==========   ==========

                  See accompanying notes to financial statements.

                            AGOURON PHARMACEUTICALS, INC.

                              STATEMENT OF OPERATIONS
                      (In thousands, except per share amounts)


                                                  Year ended June 30,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------

Revenues:
     Contract and license                 $  55,955   $  26,722   $  16,301
     Interest                                 4,776       1,239       1,350
                                          ----------  ----------  ----------
                                             60,731      27,961      17,651
                                          ----------  ----------  ----------
Costs and expenses:
     Research and development                71,010      36,317      23,957
     General and administrative               9,016       4,358       2,961
     Interest                                   228         225         195
                                          ----------  ----------  ----------
                                             80,254      40,900      27,113
                                          ----------  ----------  ----------
Net loss                                  $ (19,523)  $ (12,939)  $  (9,462)
                                          ==========  ==========  ==========
Net loss per common share                 $   (1.98)  $   (1.77)  $   (1.31)
                                          ==========  ==========  ==========
Shares used in computing net loss
   per common share                           9,844       7,296       7,241
                                          ==========  ==========  ==========

                See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                              (Dollars in thousands)


                                   Common Stock             Accumulated
                                -------------------   ----------------------
                                  Shares     Amount     Deficit      Total
                                ----------  --------   ----------  ---------
Balance at June 30, 1993         7,226,546  $ 74,878   $ (41,121)  $ 33,757

Stock issuances:
   Exercise of stock options        32,649       352       --           352
   Employee stock purchase plan     19,293       170       --           170
   Options granted for services
   provided                           --          35       --            35
Net loss                              --        --        (9,462)    (9,462)
                                ----------  ---------  ----------  ---------
Balance at June 30, 1994         7,278,488    75,435     (50,583)    24,852

Stock issuances:
   Exercise of stock options        49,125       382        --          382
   Employee stock purchase plan     31,669       296        --          296
Net loss                              --        --       (12,939)   (12,939)
                                ----------  ---------  ----------  ---------
Balance at June 30, 1995         7,359,282    76,113     (63,522)    12,591

Stock issuances:
   Public sale                   3,000,000    78,579       --        78,579
   Exercise of stock options       293,206     2,990       --         2,990
   Exercise of stock warrants       45,000       283       --           283
   Employee stock purchase plan     34,199       663       --           663
Net loss                              --        --       (19,523)   (19,523)
                                ----------  ---------  ----------  ---------
Balance at June 30, 1996        10,731,687  $158,628   $ (83,045)  $ 75,583
                                ==========  =========  ==========  =========

               See accompanying notes to financial statements.

                           AGOURON PHARMACEUTICALS, INC.

                             STATEMENT OF CASH FLOWS
                              (Dollars in thousands)

                                                    Year ended June 30,
                                            --------------------------------
                                               1996       1995       1994
                                            ---------- ---------- ----------
Cash flows from operating activities:
   Cash received from contracts and
     licenses                               $  61,376  $  25,633  $  20,307
   Cash paid to suppliers, employees
     and service providers                    (73,738)   (34,113)   (24,955)
   Interest received                            4,776      1,239      1,350
   Interest paid                                 (228)      (225)      (195)

   Net cash provided (used) by operating
     activities                                (7,814)    (7,466)    (3,493)
                                            ---------- ---------- ----------
Cash flows from investing activities:
   Net (increase) decrease in short-term
     investments                              (58,538)    11,871       (840)
   Expenditures for property and equipment     (3,252)    (1,978)    (1,783)
                                            ---------- ---------- ----------
   Net cash provided (used) by investing
     activities                               (61,790)     9,893     (2,623)
                                            ---------- ---------- ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock  82,515        678        522
   Principal payments under equipment leases     (373)      (613)      (550)
   Increase (decrease) in long-term debt, net    (445)      (238)       465
                                            ---------- ---------- ----------
   Net cash provided (used) by financing
     activities                                81,697       (173)       437
                                            ---------- ---------- ----------
Net increase (decrease) in cash and
   cash equivalents                            12,093      2,254     (5,679)
Cash and cash equivalents at beginning
   of year                                      4,358      2,104      7,783
                                            ---------- ---------- ----------
Cash and cash equivalents at end of year    $  16,451  $   4,358  $   2,104
                                            ========== ========== ==========
Reconciliation of net loss to net cash
   provided (used) by operating activities:
   Net loss                                 $ (19,523) $ (12,939) $  (9,462)
   Depreciation and amortization                2,411      2,455      2,180
   Net (increase) decrease in accounts
     receivable and other current assets       (1,198)         4       (635)
   Net increase (decrease) in accounts
      payable, accrued liabilities,
      deferred revenue and other liabilities   10,496      3,014      4,389
   Options granted for services provided         --         --           35
                                            ---------- ---------- ----------
Net cash provided (used) by operating
   activities                               $  (7,814) $  (7,466) $  (3,493)
                                            ========== ========== ==========

                See accompanying notes to financial statements.

                        AGOURON PHARMACEUTICALS, INC.

                        NOTES TO FINANCIAL STATEMENTS


Note 1 - The Company and its significant accounting policies

     The Company

     Agouron Pharmaceuticals, Inc. ("Agouron" or the "Company") was incorporated in the state of California on June 22, 1984 and is engaged in the development of human pharmaceuticals utilizing protein structure-based drug design.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

     At June 30, 1996, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") will continue in accordance with their agreement terms. As such, approximately $11,435,000 of cash received from JT has been classified as deferred contract revenue, is non-refundable and is being recognized as revenue on a prospective basis as collaborative program expenses are incurred. Should any of the underlying collaborations be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would immediately be recognized as revenue by the Company.

     Short-term investments

     Short-term investments consist principally of government or government agency securities, corporate notes and bonds, commercial paper and certificates of deposit with original maturities of three to thirty-six months. The Company has classified its short-term investments as available-for-sale. Included in short-term investments at June 30, 1996, 1995 and 1994 is $1,156,000, $172,000 and $246,000 of accrued interest receivable.

     Concentration of credit and market risk and off balance sheet risk

     The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any material losses from such investments in 1996, 1995 or 1994.

     Property and equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease. Charges to costs and expenses for repairs and maintenance were $580,000, $422,000 and $534,000 for the years ended June 30, 1996, 1995 and 1994.

     Revenue recognition

     Contract revenues are earned and recognized according to the provisions of each collaborative agreement on a percentage-of-completion basis.
Amounts received in advance of performance are recorded as deferred revenue. Contract milestone payments are recognized as revenues upon the completion of the milestone event or requirement. Initial license fee payments are recognized as revenue when earned.

     Statement of cash flows

     For purposes of the Statement of Cash Flows, cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Non-cash financing activities are comprised primarily of capital lease obligations and were $457,000, $17,000 and $58,000 for 1996, 1995 and 1994.

     Income taxes

     The Company recognizes deferred taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return.


Note 2 -  Short-term investments

     At June 30, 1996, the amortized cost and estimated fair value of short-term investments held as available-for-sale were as follows:


   (Dollars in thousands)     Amortized  Unrealized  Unrealized     Fair
                                 Cost       Gains      Losses       Value
                              ---------  ----------  ----------  ---------
   United States government
      securities              $  62,883  $      25  $     (111)  $  62,797
   Corporate obligations          8,535          2          (1)      8,536
   Other interest bearing
      securities                  3,006       --         --          3,006
                              ---------  ---------  -----------  ---------
                              $  74,424  $      27  $     (112)  $  74,339
                              =========  =========  ===========  =========

     Realized gains on the disposal of available-for-sale securities during 1996 totaled $22,000. During 1995 such gains and losses totaled $3,000 and $7,000, respectively. The cost of securities sold is based upon the specific identification method. At June 30, 1996, scheduled maturities for available-for-sale securities were less than twelve months for $69,414,000 and between twelve and twenty-one months for $5,010,000.

Note 3 - Composition of certain financial statement captions


                                                            June 30,
                                                   ----------------------
                                                      1996         1995
                                                   ----------  ----------
                                                   (Dollars in thousands)
Accounts receivable:
   Employee receivables                            $     211   $     262
   Other receivables                                     402          82
                                                   ----------  ----------
                                                   $     613   $     344
                                                   ==========  ==========
Property and equipment, net:
   Scientific instrumentation                      $   9,353   $   7,787
   Computer equipment                                  6,881       5,453
   Leasehold improvements                              3,184       2,798
   Furniture and fixtures                              1,228         944
                                                   ----------  ----------
                                                      20,646      16,982
   Less accumulated depreciation and amortization    (13,710)    (11,344)
                                                   ----------  ----------
                                                   $   6,936   $   5,638
                                                   ==========  ==========
Accrued liabilities:
   Accrued vacation                                $     735   $     623
   Other                                                  74          60
                                                   ----------  ----------
                                                   $     809   $     683
                                                   ==========  ==========

Note 4 - Significant contract arrangements

     Roche

     In June 1996, Agouron signed a binding letter of intent (LOI) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (subsidiaries of Roche Holdings, Inc. -- "Roche") providing for the worldwide development of two anti-cancer drugs currently being developed by the Company and to collaborate on an additional early-stage anti-cancer drug discovery program. Under the terms of the LOI, in return for rights to the Company's most advanced anti-cancer drug (THYMITAQ) and a preclinical anti-cancer compound (AG3340), Roche has paid $15,000,000 in initial license fees and has agreed to pay milestone payments of up to $40,000,000 and to bear 80% of the future development costs of these two drugs. In North America, the Company and Roche will cooperatively market the two drugs and will share equally in resulting profits. Outside of North America, Roche will lead commercialization efforts and pay royalties to the Company or, in certain circumstances, will share profits with the Company. For similar commercial rights to compounds generated in a collaborative research program focused on cell cycle control (initially targeting the enzyme cdk4), Roche is to provide annual research support to the Company of $3,000,000 as well as subsequent milestone payments of up to $20,000,000 and has agreed to bear 80% of any post-research development costs. The Company also has a right in North America to commercialize a Roche anti-cancer product to be named in the future. Under the LOI, the Company received and recognized as revenue, the initial license payment of $15,000,000.


     In June 1996, the Company completed a three-year agreement with Syntex (U.S.A.) Inc. (now a subsidiary of Roche), to collaborate on the discovery of novel matrix metalloprotease inhibitor drugs. Each company may pursue further discovery or development efforts in this program area at its sole discretion and expense with no subsequent obligations to the other company.

Under the agreement, the Company incurred costs and recognized corresponding revenues of $3,013,000, $3,043,000 and $2,307,000 during the years ended June 30, 1996, 1995 and 1994. The Company funded a portion of the activities associated with this collaboration on its own account.

     Under a separate agreement dated June 1993, Roche purchased 155,844 shares of newly issued common stock of the Company for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the then outstanding common stock of the Company.

     Japan Tobacco Inc.

     In December 1992, the Company entered into an agreement with Japan Tobacco Inc. ("JT") to collaborate on the discovery, development and commercialization of novel therapeutic drugs which act on key proteins related to the human immune system ("JT 1992"). In February 1994, the Company expanded its strategic alliance with JT into the field of anti-viral drugs for the treatment of infections caused by hepatitis C, the herpes family of viruses and the rhinoviruses ("JT 1994"). In December 1994, the Company added its anti-HIV drug, VIRACEPT, to the JT collaboration with the execution of a worldwide development and licensing agreement ("JT HIV"). In January 1995, JT 1992 was canceled by mutual agreement and JT 1992 resources were reallocated to JT 1994 programs. In February 1996, JT 1994 was modified to delete rhinoviruses from the strategic alliance.

     Under the provisions of JT 1994, JT has agreed to make certain research payments to the Company of not less than $8,000,000 over a two year period ending December 1996. Such payments could approximate more than $21,000,000 over a four year period if certain technical milestones are achieved. In addition, JT made an up-front payment of $7,778,000, which was amortized to revenue over a twenty-four month period. Under the provisions of JT HIV, JT has made payments of $30,000,000 to Agouron representing initial and subsequent payments of $2,500,000, $3,500,000 and $24,000,000. Additional payments representing JT's share of VIRACEPT development costs have also been received. Agouron and JT will ultimately share equally the costs of further development of VIRACEPT.

     Under the provisions of JT 1994, the Company will have exclusive rights to develop, manufacture and market anti-hepatitis C and anti-herpes drugs in the United States, Canada and Mexico. JT will have exclusive rights to develop, manufacture and market these drugs in Japan, Taiwan and South Korea. Outside the countries in which they respectively have exclusive rights, Agouron and JT will have co-exclusive rights to manufacture and market jointly developed anti-hepatitis C and anti-herpes drugs. Each company will pay royalties to the other based upon their respective sales of anti-hepatitis C and anti-herpes drugs. Under the provisions of JT HIV, Agouron will retain exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to JT's right of first refusal) in the United States, Canada and Mexico. JT will have exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to Agouron's right of first refusal) in Japan and certain other countries in Asia. Exclusive commercial rights (with the right to sublicense) in Europe and all remaining countries in the world will be held by a joint venture owned equally by Agouron and JT. The two companies will share profits equally from the worldwide commercialization of VIRACEPT.

     Under the combined terms of the agreements, the Company has incurred costs of $46,969,000, $19,211,000 and $5,043,000 and recognized corresponding revenues of $37,197,000, $22,881,000 and $11,144,000 for the years ended June 30, 1996, 1995 and 1994.

     Under a separate agreement dated December 1992, JT purchased 155,844 shares of newly issued common stock of the Company for an aggregate purchase price of $3,000,000. Such purchase represented approximately 2% of the then outstanding common stock of the Company.

     Schering-Plough Corporation

     In April 1994, the Company and Schering-Plough Corporation ("Schering") completed a three year collaborative research agreement providing for the discovery and development of anti-cancer drugs which target oncogenic ras proteins. Each company may pursue further discovery or development efforts in this program area at its sole discretion and expense with no subsequent obligations to the other company. Under the agreement, the Company has incurred costs and recognized corresponding revenues of $1,894,000 during the year ended June 30, 1994.


Note 5 - Long-term debt

     Long-term debt and capital lease obligations are as follows:

                                                           June 30,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
                                                   (Dollars in Thousands)
Notes payable, secured with personal property
   and a certificate of deposit; interest
   at CD rate plus 1.5%, maturing June 1997
   and November 1998                               $     486   $     931

Capital leases with interest rates between 7.1%
   and 16.5%, maturing at various dates through
   December 2000                                         501         417
                                                   ----------  ----------
Total long-term debt and capital lease obligations       987       1,348

Current portion of long-term debt                       (486)       (768)
                                                   ----------  ----------
Long-term debt                                     $     501   $     580
                                                   ==========  ==========

     Maturities of long-term debt, excluding capital leases, are as follows:
1997 - $344,000, 1998 - $100,000, 1999 - $42,000 and 2000 and thereafter $0.

Note 6 - Income taxes

     The Company has deferred income taxes which have been fully reserved as follows:


                                                            June 30,
                                                  --------------------------
                                                      1996          1995
                                                  ------------  ------------
                                                     (Dollars in thousands)

   Deferred revenue                               $     4,694   $     2,358
   Book and tax depreciation differences                2,117         1,664
   Accrued liabilities                                    807           790
   Net operating loss carryforwards                    26,593        19,638
   Foreign tax credits                                  3,746         1,913
   Research and development tax credits                 4,492         3,936
                                                  ------------  ------------
                                                       42,449        30,299
   Valuation allowance                                (42,449)      (30,299)
                                                  ------------  ------------
   Deferred taxes, net                            $      --     $      --
                                                  ============  ============


     The Company has not recorded provisions for any United States income taxes due to net operating losses for tax reporting purposes. At June 30, 1996, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $72,428,000, expiring from 2000 through 2011. The Company also has federal research and development credit carryforwards of approximately $2,657,000 at June 30, 1996. The future utilization of, or limitation as to the use of, net operating loss carryforwards for federal and state income tax purposes may be impacted by the issuance of additional equity securities.

     As a result of California's partial conformity with federal provisions regarding net operating loss and research and development credit carryforwards, the Company has net operating loss and research and development credit carryforwards of approximately $20,179,000 and $1,731,000 for state tax reporting purposes at June 30, 1996, expiring from 1997 through 2001.

     Included in General and Administrative costs and expenses at June 30, 1996, 1995 and 1994 is approximately $934,000, $863,000 and $611,000 of foreign tax expense associated with the contract research payments from JT.

Note 7 -  Stockholders' equity

     Stock Options

     The Company has two stock option plans whereby 4,220,000 shares of the Company's common stock have been reserved for issuance to its officers, directors, employees and consultants. The plans, as amended, are administered by the Board of Directors or its designees and provide generally that, for incentive stock options, the exercise price shall not be less than the fair market value of the shares at the date of grant and, for certain non-qualified stock options, the price shall not be less than 85% of the fair market value of the shares at the date of grant and may be at any price determined by the Board of Directors for others. The options expire not later than ten years from the date of the grant and generally become exercisable ratably over a four year period beginning one year from the grant date. At June 30, 1996, 586,842 of these options have been exercised, 1,330,965 were exercisable and 218,801 shares of common stock remain available for grant. The following table summarizes stock option activity for 1994 through 1996:


                                                Shares           Price
                                              ----------   -----------------
     Outstanding June 30, 1993                1,274,467

     Options granted                            703,450    $  8.63 - $ 16.00
     Options exercised                          (32,649)   $  5.40 - $ 12.00
     Options canceled                           (39,829)   $  7.88 - $ 15.50
                                              ----------
     Outstanding June 30, 1994                1,905,439

     Options granted                            773,275    $ 10.13 - $ 24.50
     Options exercised                          (49,125)   $  5.40 - $ 15.50
     Options canceled                           (43,897)   $  7.88 - $ 16.13
                                              ----------
     Outstanding June 30, 1995                2,585,692

     Options granted                          1,162,475    $ 23.56 - $ 46.00
     Options exercised                         (293,206)   $  5.40 - $ 18.38
     Options canceled                           (40,604)   $  7.88 - $ 39.13
                                              ----------
     Outstanding June 30, 1996                3,414,357
                                              ==========


     Employee Stock Purchase Plan

     The Company has a stock purchase plan in which eligible employees may purchase shares of the Company's common stock through payroll deductions. A total of 250,000 shares of common stock have been reserved for issuance under the plan, of which 156,414 shares remain available for purchase at June 30, 1996. Funds deducted from participating employees' salaries are used to purchase common stock at prices equal to 85% of the fair market value of the common stock on either the first or last day of a purchase period. During 1996, 6,131 shares were issued at a price of $9.88 per share, 23,240 shares were issued at a price of $19.98 per share and 4,828 shares were issued at a price of $28.58 per share. During 1995, 25,524 shares were issued at a price of $9.24 per share and 6,145 shares were issued at a price of $9.88 per share. During 1994, 10,073 shares were issued at a price of $8.29 per share and 9,220 shares were issued at a price of $9.35 per share.

Note 8 - Commitments

     Certain scientific instrumentation, computer and other equipment are subject to leases which are classified as capital leases. At June 30, 1996 and 1995, $897,000 ($484,000, net) and $2,364,000 ($227,000, net) of such leased equipment are included in property and equipment.

     Rental expenses (principally for leased facilities under long-term operating lease commitments) were $2,548,000, $2,198,000 and $1,973,000 for 1996, 1995 and 1994. Future minimum payments for capital and operating leases at June 30, 1996 are as follows (dollars in thousands):


                                         Capital Leases     Operating Leases
                                         ---------------    ----------------

     1997                                $          148     $         2,793
     1998                                           128               2,266
     1999                                           100               2,313
     2000                                            91               2,411
     2001                                            41               1,872
     Thereafter                                    --                   419
                                         ---------------    ----------------
     Total minimum lease payments                   508     $        12,074
     Less amount representing interest               (7)    ================
                                         ---------------
     Obligation under capital leases     $          501
                                         ===============


     The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position or results of operations.


Note 9 - Subsequent event

     Subsequent to the end of fiscal 1996, the Company concluded a public offering of 2,735,000 shares of its common stock at $30.00 per share which generated net proceeds, before offering expenses, of approximately $77,537,000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART III


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:


               Name                   Age              Position
     ------------------------------   ---   ---------------------------------
     Peter Johnson                     51     President, Chief Executive
                                                 Officer and Director

     Neil J. Clendeninn, M.D., Ph.D.   47     Vice President, Clinical
                                                 Affairs

     Steven S. Cowell                  47     Vice President, Finance and
                                                 Chief Financial Officer

     Gary E. Friedman                  49     Vice President, General
                                                 Counsel, Secretary and
                                                 Director

     Robert C. Jackson, Ph.D.          53     Vice President, Research and
                                                 Development

     Barry D. Quart, Pharm.D.          39     Vice President, Regulatory
                                                 Affairs

     R. Kent Snyder                    42     Vice President, Commercial
                                                 Affairs

     Glenn R. Zinser                   53     Vice President, Operations

     John N. Abelson, Ph.D.(1)         57     Director

     Patricia M. Cloherty(2)           54     Director

     A.E. Cohen(1)                     60     Director

     Michael E. Herman(1)              55     Director

     Irving S. Johnson, Ph.D.          71     Director

     Antonie T. Knoppers, M.D.(2)      81     Director

     Melvin I. Simon, Ph.D.(2)         59     Director

- ----------
(1)      Member of Directors Compensation Committee
(2)      Member of Audit Committee

     Peter Johnson, a founder of the Company, has served as a director and as president and chief executive officer of the Company since its inception in 1984. Through 1989, Mr. Johnson held various positions with The Agouron Institute, including executive director. Mr. Johnson received a M.A. from the University of California, San Diego.

     Neil J. Clendeninn joined the Company in February 1993 as vice president, clinical affairs. From 1985 until joining the Company, Dr. Clendeninn held various positions with Burroughs Wellcome Co., including head of the chemotherapy section from 1988. From 1981 through 1985, Dr. Clendeninn worked with the clinical oncology and clinical pharmacology groups at the National Institutes of Health. Dr. Clendeninn received a M.D. and a Ph.D. in pharmacology from New York University.

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

     Gary E. Friedman, a founder of the Company, has served as a director since its inception, as the secretary of the Company since May 1986 and as vice president and general counsel since December 1991. Previously, from 1982 until December 1991, Mr. Friedman was a principal of the law firm of Friedman, Jay & Cramer, a Professional Corporation. Mr. Friedman is a California Certified Specialist in Taxation. Mr. Friedman received a
J.D. and a M.B.A. from the University of California, Berkeley and a L.L.M. in taxation from the University of San Diego.

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

     R. Kent Snyder joined the Company in July 1991 as vice president, business development. In June 1995, Mr. Snyder's title was changed to vice president, commercial affairs. From 1982 until joining the Company, Mr. Snyder held various positions with Marion Laboratories, Inc. (now Hoechst Marion Roussel), including director of U.S./European licensing. Prior to his employment at Marion, from 1978 to 1982, he held various sales and marketing positions with Hoffmann-La Roche Ltd. Mr. Snyder received a M.B.A. from Rockhurst College.

     Glenn R. Zinser joined the Company in 1987 and, since July 1, 1995, has served as vice president, operations. Previously, from 1987 through June 1995, Mr. Zinser held various management positions with the Company, including senior director, operations from July 1993 through June 1995. Mr. Zinser received a M.B.A. from the University of California, Los Angeles.

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

     Patricia M. Cloherty joined the Board in December 1988. Since 1970, Ms. Cloherty has been associated with Patricof & Co. Ventures, Inc. (formerly Alan Patricof Associates, Inc.), a New York venture capital firm ("Patricof"), and has been a general partner of its funds since 1973. In 1993, she was elected president of Patricof. Ms. Cloherty also served as deputy administrator for the U.S. Small Business Administration in 1977 and 1978. Ms. Cloherty also serves on the board of directors of several private companies.

     A.E. Cohen joined the Board in March 1992. Mr. Cohen is an independent management consultant. From 1957 until his retirement in January 1992, Mr. Cohen held various positions at Merck & Co., Inc., including senior vice president and president of the Merck Sharp & Dohme International Division. Currently, Mr. Cohen is the chairman of the board of Neurobiological Technologies, Inc. and is a member of the board of directors of Akzo N.V., Immunomedics, Inc., Teva Pharmaceutical Industries Ltd. and Vasomedical, Inc., all of which are public companies. Mr. Cohen also serves on the board of directors of several private companies.

     Michael E. Herman joined the Board in October 1992. Mr. Herman is a private investor, as well as president and chief operating officer of the Kansas City Royals Baseball Team. From October 1974 until his retirement in 1990, Mr. Herman held various positions at Marion Laboratories, Inc. (now Hoechst Marion Roussel), including executive vice president and chief financial officer. Currently, Mr. Herman serves as chairman of the finance committee of the Ewing Marion Kauffman Foundation, a private foundation located in Kansas City, where from 1985 through 1990, he was the president and chief operating officer. Mr. Herman is also a member of the board of directors of Cerner Corporation and Seafield Capital, both of which are public companies, and serves on the board of directors of several private companies.

     Irving S. Johnson joined the Board in May 1989. Dr. Johnson is an independent consultant in biomedical research working with numerous private companies. From 1953 until his retirement in November 1988, Dr. Johnson held various positions at Eli Lilly and Company, including vice president of research from 1973 until 1988. Dr. Johnson also served on several committees of the National Academy of Sciences, the Office of Technology Assessment and the National Institutes of Health. Currently, he is a member of the board of directors of Allelix Biopharmaceuticals Inc. and Ligand Pharmaceuticals Incorporated, all of which are public companies. Dr. Johnson received a Ph.D. in developmental biology from the University of Kansas.

     Antonie T. Knoppers joined the Board in July 1991. Dr. Knoppers is an independent management consultant. From 1952 until his retirement in 1975, Dr. Knoppers held various positions at Merck & Co., Inc., including vice chairman of the board and president and chief operating officer. Dr. Knoppers is a member of the board of directors of Centocor, Inc., a public biotechnology company. In addition, he is a former chairman of the U.S. Council of the International Chamber of Commerce and a member of the advisory board of PaineWebber Development Corporation, an affiliate of PaineWebber Incorporated. Dr. Knoppers received a M.D. from the University of Amsterdam and a Ph.D. from the University of Leiden, The Netherlands.

     Melvin I. Simon, a founder of the Company, has served as a director since its inception. Dr. Simon, a molecular geneticist, is a (member of the National Academy of Sciences. Currently, Dr. Simon is chairman of the Division of Biology at the California Institute of Technology where he has been a member of the faculty since 1982. Previously, Dr. Simon was a member of the faculty in the Department of Biology at the University of California, San Diego. Dr. Simon received a Ph.D. in biochemistry from Brandeis University. Dr. Simon also serves as a director of The Agouron Institute.


Item 11.     EXECUTIVE COMPENSATION


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Part III, Items 10 (in part), 11, 12 and 13 has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

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

(b)     Reports on Form 8-K

      A report on Form 8-K dated June 21, 1996 was filed during the fourth quarter of fiscal 1996. Such report related to a binding letter of intent between the Company and Hoffmann-La Roche Inc. of Nutley, New Jersey and F. Hoffmann-La Roche Ltd. of Basel, Switzerland.

(c)     Exhibits

     Exhibit
     Number                              Exhibit
     -------      ----------------------------------------------------------

     3.1(b)       Articles of Incorporation (as Amended).
     3.3(d)       Amended and Restated Bylaws (Restated June 17, 1991).
     3.4(h)       Restated Articles of Incorporation (December 10, 1992).
     4.1(h)       Restated Articles of Incorporation.
     4.3(a)       Seaport Ventures, Inc. Warrant dated June 30, 1986.
     10.33(n)     1990 Stock Option Plan (Restated November 2, 1995).
     10.34(d)     Form of 1990 Incentive Stock Option Agreement.
     10.35(d)     Form of 1990 Non-Statutory Stock Option Agreement--
                  Employee/Officer/ Director.
     10.36(d)     Form of 1990 Non-Statutory Stock Option Agreement--
                  Consultant.
     10.37(d)     1985 Stock Option Plan (Last Amended August 14, 1991).
     10.38(d)     Form of 1985 Incentive Stock Option Agreement (Last
                  Amended December 5, 1990).
     10.39(d)     Form of 1985 Non-Statutory Stock Option Agreement--
                  Employee/Officer/ Director (Last Amended December 5,
                  1990).
     10.40(d)     Form of 1985 Stock Option Agreement--Consultant (Last
                  Amended December 5, 1990).
     10.41(e)     Business Loan Agreement and Promissory Note dated
                  September 24, 1991 between the Company and First National
                  Bank.
     10.42(f)     Agouron Pharmaceuticals, Inc. 401(k) Plan (Amended August
                  1992).
     10.43(k)     Second Amendment and Restatement of Agreement One dated
                  April 22, 1994 (effective December 18, 1992) between Japan
                  Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed September 9, 1994; File No. 0-15609).
     10.44(g)     Common Stock Purchase Agreement dated December 18, 1992
                  between Japan Tobacco Inc. and the Company.
     10.45(h)     Agouron Pharmaceuticals, Inc. Flexible Benefits Plan
                  (December 10, 1992).
     10.46(h)     Agouron Pharmaceuticals, Inc. Employee Stock Purchase Plan
                  (October 15, 1992).

     Exhibit
     Number                              Exhibit
     -------       ---------------------------------------------------------

     10.47(i) Agreement dated June 8, 1993 between Syntex (U.S.A.) Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed September 1, 1993; File No. 0-15609).
     10.48(i) Common Stock Purchase Agreement dated June 8, 1993 between Syntex Corporation and the Company.
     10.49(c) Office Lease dated March 16, 1990 between Nexus Science Centre--Torrey Pines Associates and the Company.
     10.50(c) First Amendment to Lease dated May 22, 1990 between Nexus Science Centre--Torrey Pines Associates and the Company.
     10.51(d) Second Amendment to Lease dated January, 1991 between Nexus Science Centre--Torrey Pines Associates and the Company.
     10.52(j) Agreement Two dated February 28, 1994 between Japan Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994; File No. 0-15609).
     10.53(j) Agreement Three dated February 28, 1994 between Japan Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994; File No. 0-15609).
     10.54(l) Development and License Agreement dated December 1, 1994 between Japan Tobacco Inc. and the Company (Portions of the agreement receive confidential treatment pursuant to an application dated January 31, 1995).
     10.55(l) Third Amendment of Agreement One effective January 15, 1995 between Japan Tobacco Inc. and the Company (Portions of the agreement receive confidential treatment pursuant to an application dated January 31, 1995).
     10.56(m) Amended and Restated Lease dated September 13, 1995 between Health Science Properties, Inc. and the Company.
     10.57(m) Lease Amendment dated February 17, 1994 between Koll Hancock Torrey Pines and the Company.
     10.58(n) First Amendment to Development and License Agreement effective December 1, 1995 between Japan Tobacco Inc. and the Company. (Confidential treatment has been requested for portionsof this agreement pursuant to an application dated January 31, 1996. The underlying agreement was filed as Exhibit 10.54 on Form 10-Q for the period ended December 31, 1994, and portions thereof receive confidential treatment pursuant to an order of the Securities and Exchange Commission dated June 28, 1995.)
     10.59(o) First Amendment to Agreement Three effective February 29, 1996 between Japan Tobacco, Inc. and the Company.
     10.60(o) Amendment effective January 1, 1996 to the Agouron Pharmaceuticals, Inc. 401(k) Plan.
     10.61(p) Binding Letter of Intent between Hoffmann-La Roche Inc. of Nutley, New Jersey, F. Hoffmann-La Roche Ltd. of Basel, Switzerland (Roche) and the registrant dated June 19, 1996. (Portions of the Letter of Intent receive confidential treatment pursuant to a request filed June 21, 1996.)
     10.62 Sub-sublease dated July 24, 1996, between ITT Residential Capital Serving Corporation and the Company.
     23.1         Consent of Independent Accountants.
     27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)

     Exhibit
     Number                              Exhibit
     -------      ----------------------------------------------------------
     99           Important Factors Regarding Forward-Looking Statements.

- ----------
     (a) Incorporated by Reference to Form S-18 filed on March 20, 1987, File No. 33-12110-LA.
     (b) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1988.
     (c) Incorporated by Reference to Form 8-K filed on May 25, 1990 (Exhibits 10.49 and 10.50 originally filed as Exhibits 28.1 and 28.2, respectively).
     (d) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1991 (Exhibit 10.51 originally filed as Exhibit 28.3).
     (e) Incorporated by Reference to Form S-1 filed on October 4, 1991, File No. 33-43162.
     (f) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1992.
     (g)     Incorporated by Reference to Form 8-K filed on December 30,
             1992.
     (h) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1992.
     (i) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1993.
     (j) Incorporated by Reference to Form 10-Q/A filed for the quarter ended March 31, 1994.
     (k) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1994.
     (l) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1994.
     (m) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1995.
     (n) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1995.
     (o) Incorporated by Reference to Form 10-Q filed for the quarter ended March 31, 1996.
     (p)     Incorporated by Reference to Form 8-K filed on June 21, 1996.


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


                                       AGOURON PHARMACEUTICALS, INC.



September 16, 1996                     By:/s/ Peter Johnson
                                          Peter Johnson
                                          President, Chief Executive Officer
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                            Title                       Date
- ---------                  --------------------------     ------------------
/s/ Peter Johnson          President, Chief Executive     September 16, 1996
                           Officer and Director

/s/ Steven S. Cowell       Vice President, Finance and    September 16, 1996
                           Chief Financial Officer

/s/ John N. Abelson        Director                       September 16, 1996

/s/ Patricia M. Cloherty   Director                       September 16, 1996

/s/ A. E. Cohen            Director                       September 16, 1996

/s/ Gary E. Friedman       Vice President, General        September 16, 1996
                           Counsel, Secretary and
                           Director

/s/ Michael E. Herman      Director                       September 16, 1996

/s/ Irving S. Johnson      Director                       September 16, 1996

/s/ Antonie T. Knoppers    Director                       September 16, 1996

/s/ Melvin I. Simon        Director                       September 16, 1996

     Exhibit                                                       Page
     Number                    Exhibit                             Number
     -------      ----------------------------------------------   ------

     3.1(b)       Articles of Incorporation (as Amended).
     3.3(d)       Amended and Restated Bylaws (Restated June 17,
                  1991).
     3.4(h)       Restated Articles of Incorporation (December
                  10, 1992).
     4.1(h)       Restated Articles of Incorporation.
     4.3(a)       Seaport Ventures, Inc. Warrant dated June 30,
                  1986.
     10.33(n)     1990 Stock Option Plan (Restated November 2,
                  1995).
     10.34(d)     Form of 1990 Incentive Stock Option Agreement.
     10.35(d)     Form of 1990 Non-Statutory Stock Option
                  Agreement--Employee/Officer/ Director.
     10.36(d)     Form of 1990 Non-Statutory Stock Option
                  Agreement--Consultant.
     10.37(d)     1985 Stock Option Plan (Last Amended August 14,
                  1991).
     10.38(d)     Form of 1985 Incentive Stock Option Agreement
                  (Last Amended December 5, 1990).
     10.39(d)     Form of 1985 Non-Statutory Stock Option
                  Agreement--Employee/Officer/ Director (Last
                  Amended December 5, 1990).
     10.40(d)     Form of 1985 Stock Option Agreement--
                  Consultant (Last Amended December 5, 1990).
     10.41(e)     Business Loan Agreement and Promissory Note
                  dated September 24, 1991 between the Company and First National Bank.
     10.42(f)     Agouron Pharmaceuticals, Inc. 401(k) Plan
                  (Amended August 1992).
     10.43(k)     Second Amendment and Restatement of Agreement
                  One dated April 22, 1994 (effective December 18,
                  1992) between Japan Tobacco Inc. and the Company.
                  (Portions of the agreement receive confidential treatment pursuant to an application filed
                  September 9, 1994; File No. 0-15609).
     10.44(g)     Common Stock Purchase Agreement dated December
                  18, 1992 between Japan Tobacco Inc. and the
                  Company.
     10.45(h)     Agouron Pharmaceuticals, Inc. Flexible Benefits
                  Plan (December 10, 1992).
     10.46(h)     Agouron Pharmaceuticals, Inc. Employee Stock
                  Purchase Plan (October 15, 1992).
     10.47(i)     Agreement dated June 8, 1993 between Syntex
                  (U.S.A.) Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed September 1, 1993; File No. 0-15609).
     10.48(i)     Common Stock Purchase Agreement dated June 8,
                  1993 between Syntex Corporation and the Company.
     10.49(c)     Office Lease dated March 16, 1990 between Nexus
                  Science Centre--Torrey Pines Associates and the
                  Company.
     10.50(c)     First Amendment to Lease dated May 22, 1990
                  between Nexus Science Centre--Torrey Pines
                  Associates and the Company.
     10.51(d)     Second Amendment to Lease dated January, 1991
                  between Nexus Science Centre--Torrey Pines
                  Associates and the Company.
     10.52(j)     Agreement Two dated February 28, 1994 between
                  Japan Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994;
                  File No. 0-15609).
     10.53(j)     Agreement Three dated February 28, 1994 between
                  Japan Tobacco Inc. and the Company. (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994;
                  File No. 0-15609).
     10.54(l)     Development and License Agreement dated December
                  1, 1994 between Japan Tobacco Inc. and the Company
                  (Portions of the agreement receive confidential treatment pursuant to an application dated
                  January 31, 1995).
     10.55(l)     Third Amendment of Agreement One effective January
                  15, 1995 between Japan Tobacco Inc. and the Company
                  (Portions of the agreement receive confidential treatment pursuant to an application dated January
                  31, 1995).
     10.56(m)     Amended and Restated Lease dated September 13, 1995
                  between Health Science Properties, Inc. and the
                  Company.
     10.57(m)     Lease Amendment dated February 17, 1994 between
                  Koll Hancock Torrey Pines and the Company.
     10.58(n)     First Amendment to Development and License
                  Agreement effective December 1, 1995 between
                  Japan Tobacco Inc. and the Company. (Confidential treatment has been requested for portionsof this agreement pursuant to an application dated January
                  31, 1996.  The underlying agreement was filed as
                  Exhibit 10.54 on Form 10-Q for the period ended
                  December 31, 1994, and portions thereof receive confidential treatment pursuant to an order of the Securities and Exchange Commission dated June 28,
                  1995.)
     10.59(o)     First Amendment to Agreement Three effective
                  February 29, 1996 between Japan Tobacco, Inc. and the Company.
     10.60(o)     Amendment effective January 1, 1996 to the Agouron
                  Pharmaceuticals, Inc. 401(k) Plan.
     10.61(p)     Binding Letter of Intent between Hoffmann-La
                  Roche Inc. of Nutley, New Jersey, F. Hoffmann-La
                  Roche Ltd. of Basel, Switzerland (Roche) and the registrant dated June 19, 1996. (Portions of the Letter of Intent receive confidential treatment pursuant to a request filed June 21, 1996.)
     10.62        Sub-sublease dated July 24, 1996, between ITT
                  Residential Capital Serving Corporation and the Company.
     23.1         Consent of Independent Accountants.
     27           Financial Data Schedule.  (Exhibit 27 is
                  submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)
     99           Important Factors Regarding Forward-Looking
                  Statements.

- ----------
     (a) Incorporated by Reference to Form S-18 filed on March 20, 1987, File No. 33-12110-LA.
     (b) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1988.
     (c) Incorporated by Reference to Form 8-K filed on May 25, 1990 (Exhibits 10.49 and 10.50 originally filed as Exhibits 28.1 and 28.2, respectively).
     (d) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1991 (Exhibit 10.51 originally filed as Exhibit 28.3).
     (e) Incorporated by Reference to Form S-1 filed on October 4, 1991, File No. 33-43162.
     (f) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1992.
     (g)     Incorporated by Reference to Form 8-K filed on December 30,
             1992.
     (h) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1992.
     (i) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1993.
     (j) Incorporated by Reference to Form 10-Q/A filed for the quarter ended March 31, 1994.
     (k) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1994.
     (l) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1994.
     (m) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1995.
     (n) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1995.
     (o) Incorporated by Reference to Form 10-Q filed for the quarter ended March 31, 1996.
     (p)     Incorporated by Reference to Form 8-K filed on June 21, 1996.