Form 10-Q
period 1996-09-30
AGOURON PHARMACEUTICALS INC
filed 1996-10-25
CIK 811210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-Q



        (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1996



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



                                   Yes  _X_  No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Approximately 13,505,000 shares of the Company's Common Stock, no par value, were outstanding as of

October 16, 1996.

                            AGOURON PHARMACEUTICALS, INC.



                                        INDEX



                                                                     Page No.

                                                                     --------



Part I.     FINANCIAL INFORMATION



Item 1.     Financial Statements



            Balance Sheet -                                              3

                 September 30, 1996 and June 30, 1996



            Statement of Operations - Three Months Ended                 4

                 September 30, 1996 and 1995



            Statement of Cash Flows - Three Months Ended                 5

                 September 30, 1996 and 1995



            Notes to Financial Statements                                6



Item 2.     Management's Discussion and Analysis of Financial            8

                 Condition and Results of Operations





Part II.    Other Information



Item 1.     Legal Proceedings                                           10



Item 2.     Changes in Securities                                       10



Item 3.     Defaults Upon Senior Securities                             10



Item 4.     Submission of Matters to a Vote of Security Holders         10



Item 5.     Other Information                                           10



Item 6.     Exhibits and Reports on Form 8-K                            10



            Signature                                                   11

                    PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements



                         AGOURON PHARMACEUTICALS, INC.

                                 BALANCE SHEET

                             (Dollars in thousands)



                                             September 30,        June 30,

                                                 1996               1996

                                             -------------      -------------

                                              (unaudited)



ASSETS



Current assets:

     Cash and cash equivalents               $     17,355       $     16,451

     Short-term investments                       126,797             74,424

     Accounts receivable                            6,810              2,966

     Other current assets                           7,334              1,800

                                             -------------      -------------



     Total current assets                         158,296             95,641



Property and equipment, net of

     accumulated depreciation and

     amortization of $14,488 and

     $13,710                                        7,455              6,936

                                             -------------      -------------



                                             $    165,751       $    102,577

                                             =============      =============





LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:

     Accounts payable                        $      5,339       $      6,659

     Accrued liabilities                            5,180              4,327

     Deferred revenue                              14,295             13,788

     Current portion of long-term debt                415                486

                                             -------------      -------------



     Total current liabilities                     25,229             25,260



Long term liabilities:

     Long-term debt, less current portion             501                501

     Accrued rent                                   1,207              1,233

                                             -------------      -------------



     Total long-term liabilities                    1,708              1,734

                                             -------------      -------------



Stockholders' equity:

     Common stock, no par value,

          75,000,000 shares authorized,

          13,502,872 and 10,731,687 shares

          issued and outstanding                  236,306            158,628

     Accumulated deficit                          (97,492)           (83,045)

                                             -------------      -------------



     Total stockholders' equity                   138,814             75,583

                                             -------------      -------------



                                             $    165,751       $    102,577

                                             =============      =============





                See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                 (In thousands, except per share amounts)







                                             Three Months Ended September 30,

                                             --------------------------------

                                                  1996               1995

                                             -------------       ------------

Revenues:

     Contracts                               $     17,514       $     10,963

                                             -------------      -------------



Operating expenses:

     Research and development                      29,634             12,528

     Selling, general and administrative            3,736              1,106

                                             -------------      -------------



                                                   33,370             13,634

                                             -------------      -------------



Operating  loss                                   (15,856)            (2,671)

                                             -------------      -------------



Other income and expense:

     Interest income                                1,779                397

     Interest expense                                 (64)              (106)

     Taxes                                           (306)              (143)

                                             -------------      -------------



                                                    1,409                148

                                             -------------      -------------



Net loss                                     $    (14,447)      $     (2,523)

                                             =============      =============



Net loss per common share                    $      (1.15)      $      (0.33)

                                             =============      =============



Shares used in computing net loss

     per common share                              12,576              7,719

                                             =============      =============



                 See accompanying notes to financial statements.

                          AGOURON PHARMACEUTICALS, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)





                                             Three Months Ended September 30,

                                             --------------------------------

                                                 1996               1995

                                             -------------       ------------



Cash flows from operating activities:

     Cash received from contracts            $     14,177       $     30,353

     Cash paid to suppliers, employees

          and service providers                   (38,925)           (12,179)

     Interest received                              1,779                397

     Interest paid                                    (64)              (106)

                                             -------------      -------------



     Net cash provided (used) by

          operating activities                    (23,033)            18,465

                                             -------------      -------------



Cash flows from investing activities:

     Net (increase) decrease in short-

          term investments                        (52,373)           (43,596)

     Expenditures for property and equipment       (1,233)              (289)

                                             -------------      -------------



     Net cash provided (used) by investing

         activities                               (53,606)           (43,885)

                                             -------------      -------------



Cash flows from financing activities:

     Net proceeds from issuance of common stock    77,677             79,263

     Principal payments under equipment leases        (42)              (122)

     Increase (decrease) in long-term debt, net       (92)              (144)

                                             -------------      -------------



     Net cash provided (used) by financing

          activities                               77,543             78,997

                                             -------------      -------------



Net increase (decrease) in cash and cash

      equivalents                                     904             53,577



Cash and cash equivalents at beginning of

     period                                        16,451              4,358

                                             -------------      -------------



Cash and cash equivalents at end of period   $     17,355       $     57,935

                                             =============      =============



Reconciliation of net loss to net cash

     provided (used) by operating

     activities:

     Net loss                                $    (14,447)      $     (2,523)

     Depreciation and amortization                    778                599

     Net (increase) decrease in accounts

          receivable and other current

          assets                                   (9,378)               454

     Net increase (decrease) in accounts

          payable, accrued liabilities,

          deferred revenue and other

          liabilities                                  14             19,935

                                             -------------      -------------



Net cash provided (used) by operating

     activities                              $    (23,033)      $     18,465

                                             =============      =============





                 See accompanying notes to financial statements.

                         AGOURON PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)



1.     Nature of operations



Agouron Pharmaceuticals, Inc. is involved in the research and development of novel synthetic drugs for the treatment of cancer, AIDS and other serious diseases.  The Company intends to commercialize any successfully developed products through its own direct sales and marketing activities in certain markets or, when appropriate, through manufacturing and marketing relationships with other pharmaceutical companies.



2.     Financial statements and estimates



The balance sheet as of September 30, 1996 and the statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995 have been prepared by the Company and have not been audited.  Such financials, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June  30, 1996 Annual

Report on Form 10-K.  Certain June 30, 1996 and September 30, 1995 amounts have been reclassified to conform with the current year presentation.

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



At September 30, 1996, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") and Hoffmann-La Roche Inc. and F. Hoffmann-La

Roche Ltd. ("Roche") will continue in accordance with their agreement terms.

As such, approximately $14,295,000 of cash received from JT and Roche has been classified as deferred contract revenue, is non-refundable and is being recognized as revenue on a prospective basis as collaborative program expenses are incurred.  Should any of the underlying collaborations be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would immediately be recognized as revenue by the Company.



At September 30, 1996, it has been assumed that during fiscal 1997 the

Company will file a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for its anti-AIDS drug, VIRACEPT (TM)

(nelfinavir mesylate), and that if such NDA is approved by the FDA, the

Company will be permitted to make VIRACEPT commercially available.  As a result, the Company has begun the commercial manufacture of VIRACEPT and has accordingly capitalized (in "other current assets" on the September 30, 1996 balance sheet) approximately $5,800,000 of raw material inventory.  If the

NDA is not filed or the FDA does not approve the NDA or it becomes likely that the FDA will not approve the NDA, any capitalized VIRACEPT inventory will be expensed.

3.     Short-term investments



Included in short-term investments at September 30, 1996 and June 30, 1996 is

$1,950,000 and $1,156,000 of accrued interest receivable.  Included in short-

term investments at September 30, 1996 is $2,400,000 which has been pledged as collateral for certain commercial letters of credit or long-term debt obligations.  At September 30, 1996, the Company's short-term investments are generally available for sale, are carried at amortized cost which approximates market, consist principally of United States government securities (67%) and corporate obligations (29%), and have average maturities of less than one year.



4.     Statement of cash flows



Non-cash financing activities were comprised of capital lease obligations of

$61,000 and $457,000 in the three-month periods ended September 30, 1996 and

1995.



5.     Certain concentrations



A significant portion of the Company's research and development expenditures are related to programs funded in whole or in part by JT and Roche.  The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.

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

Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the

Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.





Financial Condition



The Company relies principally on equity financings and corporate collaborations to fund its operations and capital expenditures.  At September

30, 1996, due principally to the net proceeds of approximately $77,347,000 from a public offering of common stock in July 1996, the Company had increased its cash, cash equivalents and short-term investments by 58% over

June 30, 1996 levels to approximately $144,152,000. Also impacting a 65%

increase in current assets is the capitalization of approximately $5,800,000 of raw material inventory for the commercial production of VIRACEPT and contract revenue receivables from the Company's new (June 1996) development collaboration with Roche.  The Company believes that its current capital resources and existing contractual commitments are sufficient to maintain its current and planned operations through fiscal 1998.  This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the planned commercial launch of VIRACEPT during fiscal 1997, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.  The Company believes that additional financing may be required to meet the planned operating needs of fiscal 1999 if significant positive cash flows are not generated from commercial activities.  Such needs would include the expenditure of substantial funds to continue research and development activities, conduct existing and planned preclinical studies and tests, conduct human clinical trials and to support a growing commercial infrastructure including certain manufacturing, sales and marketing capabilities.  As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities.  If such alternatives are not available, the Company may be required to delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Results of Operations



The Company is engaged in the research and development of human pharmaceuticals utilizing protein structure-based drug design.  Such research and development has been funded from the Company's equity-derived working capital and through various collaborative arrangements.  The Company's net operating losses reflect primarily the result of its independent research and continued increasing investment in clinical development activities concentrated on the Company's lead compounds in cancer and AIDS.  As product sales will not begin prior to calendar 1997 and certain programs are expanding their preclinical and clinical development activities, it is anticipated that quarterly net losses will continue and possibly increase through fiscal 1997 and into fiscal 1998.



The increase in the net loss for the three months ended September 30, 1996 compared to the year-earlier period is due principally to the Company's commitment to support expanding clinical activities and establish a commercial infrastructure associated with VIRACEPT.  These spending increases were only partially offset by increased revenues from the JT collaboration and new revenues from the Roche collaboration.



Contract revenues in the current three-month period have increased by approximately 60% compared to the year-earlier period due mainly to expanding clinical trial activities on the anti-HIV collaboration with JT and the new

(June 1996) development collaboration with Roche.



Research and development expenses increased from the prior-year three-month period due generally to increasing average research and development staff levels (approximately 41%) and staff-related expenditures, including occupancy, and significantly increased expenditures for human clinical trial activities associated with the Company's leading product development program,

VIRACEPT.



The increase in selling, general and administrative expenses in the current three-month period is due chiefly to increasing average staff levels

(approximately 141%) and staff related expenditures and certain costs associated with a growing sales and marketing infrastructure.



Other  income and expense has increased in the current-year period due principally to a higher average investment portfolio balance resulting from the previously described public offering.  Taxes represent certain foreign taxes paid in conjunction with the JT collaboration.

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





                                    AGOURON PHARMACEUTICALS, INC.





Date:  October 25, 1996           /s/ Steven S. Cowell

                                  -------------------------------------------

                                  Steven S. Cowell

                                  Vice President, Finance and Chief Financial

                                  Officer and Chief Accounting Officer