Form 10-Q
period 1996-12-31
AGOURON PHARMACEUTICALS INC
filed 1997-01-28
CIK 811210

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996

                                 OR

      (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-15609

                     AGOURON PHARMACEUTICALS, INC.
         (Exact name of registrant as specified in its charter)

          CALIFORNIA                              33-0061928
  (State or other jurisdiction of       I.R.S. employer identification no.)
  incorporation or organization)

        10350 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA  92037-1020
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

                              Yes  _X_  No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 13,563,000 shares of the Company's Common Stock, no par value, were outstanding as of January 8, 1997.

                        AGOURON PHARMACEUTICALS, INC.

                                    INDEX

                                                                   Page No.
                                                                   --------

Part I.     Financial Information

Item 1.          Financial Statements

                 Balance Sheet -                                      3
                      December 31, 1996 and June 30, 1996

                 Statement of Operations - Three and Six              4
                      Months Ended December 31, 1996 and 1995

                 Statement of Cash Flows-                             5
                      Six Months Ended December 31, 1996 and 1995

                 Notes to Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial         8
                 Condition and Results of Operations


Part II.    Other Information

Item 1.     Legal Proceedings                                        10

Item 2.     Changes in Securities                                    10

Item 3.     Defaults Upon Senior Securities                          10

Item 4.     Submission of Matters to a Vote of Security Holders      11

Item 5.     Other Information                                        11

Item 6.     Exhibits and Reports on Form 8-K                         11

            Signature                                                13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AGOURON PHARMACEUTICALS, INC.
                               BALANCE SHEET
                           (Dollars in thousands)

                                                 December 31,     June 30,
                                                         1996         1996
                                                 ------------  -----------
                                                   (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                   $    16,827    $    16,451
     Short-term investments                          92,071         74,424
     Accounts receivable                              6,151          2,966
     Inventory                                       21,400              0
     Other current assets                             1,370          1,800
                                               ------------    -----------

     Total current assets                           137,819         95,641

Property and equipment, net of
     accumulated depreciation and
     amortization of $15,241 and $13,710              9,405          6,936
                                                -----------     ----------

                                                $   147,224    $   102,577
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           $     3,895   $      6,659
     Accrued liabilities                              4,951          4,327
     Deferred revenue                                 9,085         13,788
     Current portion of long-term debt                  348            486
                                                ------------   -----------

     Total current liabilities                       18,279         25,260
                                                ------------   -----------

Long-term liabilities:
     Long-term debt, less current portion               441            501
     Accrued rent                                     1,183          1,233
                                                -----------    -----------

     Total long-term liabilities                      1,624         1,734
                                                ------------   -----------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares
     authorized, 13,558,840 and 10,731,687 shares
     issued and outstanding                         237,369        158,628
     Accumulated deficit                           (110,048)       (83,045)
                                                -----------    -----------

     Total stockholders' equity                     127,321         75,583
                                                -----------    -----------

                                                 $   147,224   $   102,577
                                                 ===========   ===========


               See accompanying notes to financial statements.

                         AGOURON PHARMACEUTICALS, INC.
                           STATEMENT OF OPERATIONS
                                 (Unaudited)
               (Dollars in thousands, except per share amounts)



                                    Three Months Ended    Six Months Ended
                                    ------------------    ----------------
                                          December 31,        December 31,
                                    ------------------    ----------------

                                      1996     1995        1996      1995
                                    --------  -------   --------  --------

Revenues:
     Contracts and licenses         $ 15,109  $ 9,592   $ 32,623  $ 20,555
                                    --------  -------   --------  --------
Operating expenses:
     Research and development         23,302   14,188     52,936    26,716
     Selling, general and
       administrative                  5,786      977      9,522     2,083
                                    --------  -------   --------  --------


                                      29,088   15,165     62,458    28,799
                                    --------  -------   --------  --------


Operating loss                       (13,979)  (5,573)   (29,835)   (8,244)
                                    --------  -------   --------  --------


Other income and expenses:
     Interest, net                     1,729    1,556      3,444     1,847
     Taxes                              (306)    (115)      (612)     (258)
                                    --------  -------   --------  --------


                                       1,423    1,441      2,832     1,589
                                    --------  -------   --------  --------


Net loss                            $(12,556) $(4,132)  $(27,003)  $(6,655)
                                    ========  =======   ========  ========


Net loss per common share           $  (0.93) $ (0.40)  $  (2.07)  $ (0.73)
                                    ========  =======   ========  ========


Shares used in computing net
    loss per common share             13,524   10,432     13,050     9,076
                                    ========  =======   ========  ========










                See accompanying notes to financial statements.

                       AGOURON PHARMACEUTICALS, INC.
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)


                                                      Six Months Ended
                                             ------------------------------
                                                          December 31,
                                             ------------------------------
                                                   1996              1995
                                             ------------     -------------

Cash flows from operating activities:
     Cash received from contracts
        and licenses                         $     24,735     $     31,990
     Cash paid to suppliers, employees
        and service providers                     (84,701)         (24,039)
     Interest received                              3,524            1,994
     Interest paid                                    (80)            (147)
                                             ------------     ------------

     Net cash provided (used) by
       operating activities                       (56,522)           9,798
                                             ------------     ------------

Cash flows from investing activities:
     Net (increase) decrease
       in short-term investments                  (17,647)         (82,248)
     Expenditures for property and equipment       (3,937)            (905)
                                             ------------     ------------

     Net cash provided (used) by
       investing activities                       (21,584)         (83,153)
                                             ------------     ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock    78,741           80,105
     Principal payments under equipment leases        (76)            (218)
     Increase (decrease) in long-term debt, net      (183)            (261)
                                             ------------     ------------

     Net cash provided (used) by
       financing activities                        78,482           79,626
                                             ------------     ------------


Net increase (decrease) in cash and
  cash equivalents                                    376            6,271

Cash and cash equivalents at
  beginning of period                              16,451            4,358
                                             ------------     ------------

Cash and cash equivalents at end of period   $     16,827     $     10,629
                                             ============     ============

Reconciliation of net loss to net cash
  provided (used) by operating activities:
     Net loss                               $     (27,003)    $     (6,655)
     Depreciation and amortization                  1,529            1,102
     Net (increase) decrease in
       accounts receivable                         (3,185)             130
     Net (increase) decrease in inventory         (21,400)               0
     Net (increase) decrease in other
       current assets                                 430              (48)
     Net increase (decrease) in accounts
       payable, accrued liabilities,
       and accrued rent                            (2,190)           3,964
     Net increase (decrease) in
     deferred revenue                              (4,703)          11,305
                                             ------------     ------------

     Net cash provided (used)
       by operating activities              $     (56,522)     $     9,798
                                             ============     ============

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

2.     Financial statements and estimates

The balance sheet as of December 31, 1996 and the statements of operations and cash flows for the three-month and six-month periods ended December 31, 1996 and 1995 have been prepared by the Company and have not been audited. Such financials, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-K. Certain June 30, 1996 and December 31, 1995 amounts have been reclassified to conform with the current year presentation. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

At December 31, 1996, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd ("Roche") will continue in accordance with their agreement terms. As such, approximately $9,034,000 of cash received from JT and Roche has been classified as deferred contract revenue, is non-refundable and is being recognized as revenue on a prospective basis as collaborative program expenses are incurred. Should any of the underlying collaborations be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would immediately be recognized as revenue by the Company.

In December 1996, the Company filed a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for its anti-HIV drug, VIRACEPT(R) (nelfinavir mesylate). In anticipation of the approval of such NDA by the FDA, the Company is manufacturing commercial quantities of VIRACEPT and has capitalized approximately $21,400,000 of work-in-process inventory at December 31, 1996. If the FDA does not approve the NDA or it becomes likely that the FDA will not approve the NDA, any capitalized VIRACEPT inventory will be expensed.

3.     Short-term investments

Included in short-term investments at December 31, 1996 and June 30, 1996 is $1,360,000 and $1,156,000 of accrued interest receivable. Included in short-term investments at December 31, 1996 is $3,400,000 which has been pledged as collateral for certain commercial letters of credit or long-term debt obligations. At December 31, 1996, the Company's short-term investments are generally available for sale, are carried at amortized cost which approximates market, consist principally of United States government securities (64%) and corporate obligations (29%), and have average maturities of less than one year.

Inventory

Inventory is stated at the lower of cost or market and, at December 31, 1996, consists of work-in-process at contract manufacturers.

5.     Statement of cash flows

Non-cash financing activities were comprised of capital lease obligations of $61,000 and $457,000 in the six-month periods ended December 31, 1996 and 1995.

Certain concentrations

A significant portion of the Company's research and development expenditures are related to programs funded in whole or in part by JT and Roche. The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.

7.     Subsequent event

On January 17, 1997, pursuant to a binding letter of intent, the Company and JT granted F. Hoffmann-La Roche Ltd ("Roche") exclusive marketing rights for VIRACEPT in Europe and other countries outside North America, Japan and Asia. For the marketing rights, Roche has paid to Agouron and JT an initial license fee of $18,000,000 and will pay an additional $22,000,000 when VIRACEPT is first approved in Europe. Roche will also pay royalties based on Roche's sales of VIRACEPT or, under certain conditions, on combined sales of VIRACEPT and INVIRASE, Roche's HIV protease inhibitor. On January 24, 1997, the Company received its share of the initial license fee, $9,000,000.

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

Financial Condition

The Company relies principally on equity financings and corporate collaborations to fund its operations and capital expenditures. At December 31, 1996, the Company had increased its net working capital position by $49,159,000 over June 30, 1996 levels to $119,540,000. The increase is due principally to the net proceeds of approximately $77,347,000 from a public offering of common stock in July 1996, which contributed, in part, to an $18,023,000 increase in cash, cash equivalents and marketable securities, the purchase of $21,400,000 of inventory and satisfying the cash requirements associated with the Company's year-to-date net loss of $27,003,000. At December 31, 1996, the Company had cash, cash equivalents and short-term investments of approximately $108,898,000. The Company believes that its current capital resources and existing contractual commitments are sufficient to maintain its current and planned operations through fiscal 1998. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the planned commercial launch of VIRACEPT during fiscal 1997, anticipated VIRACEPT product contribution subsequent to its commercial launch, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions. The Company believes that additional financing may be required to meet the planned operating needs of fiscal 1999 if significant positive cash flows are not generated from commercial activities. Such needs would include the expenditure of substantial funds to continue research and development activities, conduct existing and planned preclinical studies and tests, conduct human clinical trials and to support a growing commercial infrastructure including certain manufacturing, sales and marketing capabilities. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities.
If such alternatives are not available, the Company may be required to delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Results of Operations

The Company is engaged in the research and development of human pharmaceuticals utilizing protein structure-based drug design. Such research and development has been funded from the Company's equity-derived working capital and through various collaborative arrangements. The Company's net operating losses reflect primarily the result of its independent research and continued increasing investment in clinical and commercial development activities concentrated on the Company's lead compounds in cancer and AIDS. As product sales may not begin prior to fiscal 1998 and certain programs are expanding their preclinical, clinical, and commercial development activities, it is anticipated that quarterly net losses will continue into fiscal 1998.

The increases in the net losses for the three and six months ended December 31, 1996 compared to the year-earlier periods are due principally to the Company's ongoing commitment to support significant clinical testing and development activities to facilitate an approvable VIRACEPT NDA during fiscal 1997, and to establish a commercial infrastructure to achieve a timely commercial launch of VIRACEPT subsequent to the anticipated approval of the NDA. These spending increases were only partially offset by increased revenues from the JT collaboration and new revenues from the Roche collaboration.

Contract revenues in the current three and six-month periods have increased compared to the year-earlier periods due mainly to expanding clinical trial activities on the anti-HIV collaboration with JT and the new (June 1996) development collaboration with Roche.

Research and development expenses increased from the prior-year periods due generally to increasing average research and development staff levels (approximately 42% in the three and six month periods) and staff-related expenditures, including occupancy, and significantly increased expenditures for human clinical trial activities associated with the Company's leading product development program, VIRACEPT.

The increase in selling, general and administrative expenses in the current three and six-month periods is due chiefly to increasing average staff levels (approximately 207% in the three month period and 171% in the six month period) and staff related expenditures, certain premarketing costs associated with the anticipated launch of VIRACEPT during fiscal 1997 and other costs associated with a growing sales and marketing infrastructure.

Interest (net) has increased in the current-year periods due principally to a higher average investment portfolio balance resulting from the previously described public offering. Taxes have increased due to certain foreign taxes paid in conjunction with the JT collaboration.

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

Item 2.     Changes in Securities:

On November 7, 1996, the Board of Directors of the Company adopted a Stockholder Rights Plan. Under the terms of the Rights Plan, stockholders of record as of November 21, 1996, received a dividend of one Preferred Stock Purchase Right for each share of Common Stock held on that date. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (such person or group, a "15% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the Common Stock. Each Right will entitle stockholders to buy one one-ten thousandth of a share of Series B Participating Preferred Stock of the Company at an exercise price of $500.00 per share subject to certain antidilution adjustments.

If a person or group accumulates 15% or more of the Common Stock, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder the Company is involved in a merger or business combination or a sale of 50% or more of the Company's assets or earning power, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, following the public announcement of the existence of a 15% holder, to cause each Right (other than rights held by the 15% holder) to be exchanged for one share of Common Stock.

The Board of Directors is entitled to redeem the Rights at $0.001 per Right at any time prior to the public announcement of the existence of a 15% holder.

Item 3.     Defaults Upon Senior Securities:  None.

Item 4.     Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on November 7,
1996 and proxies for such meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. The names of directors elected at the meeting are: John N. Abelson, Patricia M. Cloherty, A. E. Cohen, Gary E. Friedman, Michael E. Herman, Irving S. Johnson, Peter Johnson, Antonie T. Knoppers and Melvin I. Simon. Each director received at least 12,132,574 votes in favor of their election.

     In addition, the shareholders voted on and approved two other proposals as listed in the proxy statement and summarized below.

1. The shareholders approved the Company's 1996 Stock Option Plan. The vote was 5,048,130 for, 2,780,424 against, 49,863 abstained and 4,352,669 not voted.

2. The shareholders ratified the selection of Price Waterhouse as certified public accountants. The vote was 12,198,258 for, 14,305 against and 18,523 abstained.

Item 5.     Other Information:

On January 17, 1997, pursuant to a binding letter of intent, the Company and JT granted F. Hoffmann-La Roche Ltd ("Roche") exclusive marketing rights for VIRACEPT in Europe and other countries outside North America, Japan and Asia. For the marketing rights, Roche has paid to Agouron and JT an initial license fee of $18,000,000 and will pay an additional $22,000,000 when VIRACEPT is first approved in Europe. Roche will also pay royalties based on Roche's sales of VIRACEPT or, under certain conditions, on combined sales of VIRACEPT and INVIRASE, Roche's HIV protease inhibitor. On January 24, 1997, the Company received its share of the initial license fee, $9,000,000.

Item 6.     Exhibits and Reports on Form 8-K:

Exhibits:

4.4**     Rights Agreement dated November 7, 1996, as amended on November
27, 1996, between the Company. and Chase Mellon Shareholder Services,
L.L.C., which includes, as Exhibit A, the Certificate of Determination, Preferences and Rights of Series B Participating Preferred Stock as filed with the California Secretary of State on November 20, 1996.
10.63 Lease Amendment No. 3 dated October 16, 1996 between John Hancock Life Insurance Company and the Company
10.64 Sublease between The Scripps Research Institute and the Company dated November 4, 1996.
10.65     Premises Modification Agreement dated November 4, 1996 between
The Scripps Research Institute and the Company
10.66     Lease dated October 25, 1996 between Scripps Jack, Ltd. and the
Company
10.67     Form of 1990 Incentive Stock Option Agreement
10.68 Form of 1990 Non-Statutory Stock Option Agreement for Employees/Officers/Directors
10.69     Form of 1990 Non-Statutory Stock Option Agreement for Consultants
10.70*     1996 Stock Option Plan
10.71(     Form of 1996 Incentive Stock Option Agreement.
10.72(     Form of 1996 Non-Statutory Stock Option Agreement for
Employees/Officers/Directors
10.73(     Form of 1996 Stock Option Agreement for Consultants
10.74 Letter of Intent between F. Hoffmann-La Roche Ltd of Basel, Switzerland, Japan Tobacco Inc., and the Company dated January 17, 1997. (Confidential treatment has been requested for portions of this agreement pursuant to an application dated January 27, 1997, as separately filed with the Securities and Exchange Commission)

27     Financial Data Schedule.  (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission)

27A     Financial Data Schedule (amended) for fiscal year ended June 30,
1996
27B     Financial Data Schedule (amended) for the quarter ended September
30,1996

b.     Reports on Form 8-K:

     A report on Form 8-K dated November 7, 1996 was filed on November 8, 1996. Such report related to the adoption by the Board of Directors of the Company of a stockholder rights plan contemplating the issuance of rights to purchase Series B Participating Preferred Stock to the Company's common shareholders of record as of November 21, 1996.


*     Incorporated by reference to Form S-8 dated November 26, 1996.
**    Incorporated by reference to Form 8-A/A filed December 20, 1996,
File No. 001-12445.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AGOURON PHARMACEUTICALS, INC.




Date:  January 28, 1997         /s/ Steven S. Cowell
                                -------------------------------------------
                                Steven S. Cowell
                                Vice President, Finance and Chief Financial
                                Officer and Chief Accounting Officer

      Normal4/5/96