Form 10-Q
period 1997-03-31
AGOURON PHARMACEUTICALS INC
filed 1997-04-14
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       ( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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

                                  Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 13,678,000 shares of the Company's Common Stock, no par value, were outstanding as of April 4, 1997.

                          AGOURON PHARMACEUTICALS, INC.

                                      INDEX

                                                                        Page No.

Part I.       Financial Information

Item 1.       Financial Statements
                  Balance Sheet -                                             3
                         March 31, 1997 and June 30, 1996

                  Statement of Operations - Three and Nine                    4
                         Months Ended March 31, 1997 and 1996

                  Statement of Cash Flows-                                    5
                         Nine Months Ended March 31, 1997 and 1996

                  Notes to Financial Statements                               6

Item 2.           Management's Discussion and Analysis of Financial           8
                         Condition and Results of Operations


Part II.          Other Information

Item 1.           Legal Proceedings                                          11

Item 2.            Changes in Securities                                     11

Item 3.            Defaults Upon Senior Securities                           11

Item 4.           Submission of Matters to a Vote of Security Holders        11

Item 5.           Other Information                                          11

Item 6.           Exhibits and Reports on Form 8-K                           11

                  Signature                                                  12

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                          AGOURON PHARMACEUTICALS, INC.
                                  BALANCE SHEET
                             (Dollars in thousands)

                                                                            March 31,              June 30,
                                                                                1997                   1996
                                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $       7,595         $      16,451
     Short-term investments                                                   75,332                74,424
     Accounts receivable                                                      16,481                 2,966
     Inventory                                                                42,657                     0
     Other current assets                                                      1,006                 1,800
                                                                       -------------         -------------

     Total current assets                                                    143,071                95,641

Property and equipment,  net of accumulated
     depreciation and amortization of $14,933 and $13,710                     11,905                 6,936
                                                                       -------------         -------------

                                                                       $     154,976         $     102,577
                                                                       =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $      14,015         $       6,659
     Accrued liabilities                                                       7,501                 4,327
     Deferred revenue                                                          7,489                13,788
     Current portion of long-term debt                                           427                   486
                                                                       -------------         -------------

     Total current liabilities                                                29,432                25,260
                                                                       -------------         -------------

Long-term liabilities:
     Long-term debt, less current portion                                        534                   501
     Accrued rent                                                              1,158                 1,233
                                                                       -------------         -------------

     Total long-term liabilities                                               1,692                 1,734
                                                                       -------------         -------------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
       13,669,169 and 10,731,687 shares issued and outstanding               238,899               158,628
     Accumulated deficit                                                    (115,047)              (83,045)
                                                                       -------------         -------------

     Total stockholders' equity                                              123,852                75,583
                                                                       -------------         -------------

                                                                       $     154,976         $     102,577
                                                                       =============         =============

                 See accompanying notes to financial statements.

                         AGOURON PHARMACEUTICALS, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)



                                          Three Months Ended                    Nine Months Ended
                                               March 31,                            March 31,

                                            1997          1996                  1997         1996
                                           -------    -----------           -----------    ---------
Revenues:
   Net sales                          $    13,401    $        --           $    13,401     $       --
   Contracts                               16,212          6,910                48,835         27,465
   License fees                             9,000             --                 9,000             --
                                      -----------    -----------           -----------     ----------

                                           38,613          6,910                71,236         27,465
                                           ------    -----------           -----------     ----------

Operating expenses:
   Cost of sales                            6,023             --                 6,023             --
   Research and development                28,431         17,064                81,367         43,780
   Selling, general and administrative     10,280          1,968                19,802          4,051
                                      -----------    -----------           -----------     ----------

                                           44,734         19,032               107,192         47,831
                                           ------    -----------           -----------     ----------

Operating loss                             (6,121)       (12,122)              (35,956)       (20,366)
                                      -----------    -----------           -----------     ----------

Other income and expenses:
   Interest, net                            1,428          1,486                 4,872          3,333
   Taxes                                     (306)          (370)                 (918)          (628)
                                      -----------    -----------           -----------     ----------

                                            1,122          1,116                 3,954          2,705
                                            -----    -----------           -----------     ----------

Net loss                              $    (4,999)   $   (11,006)          $   (32,002)    $  (17,661)
                                      ===========    ===========           ===========     ==========

Net loss per common share             $    (0.37)    $     (1.04)          $     (2.42)    $    (1.84)
                                      ==========     ===========           ===========     ==========


Shares used in computing net loss
   per common share                        13,615         10,571                13,239          9,574
                                      ===========    ===========           ===========     ==========









                See accompanying notes to financial statements.

                         AGOURON PHARMACEUTICALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                        1997         1996
Cash flows from operating activities:
     Cash received from contracts and licenses                                    $    51,422    $    46,477
     Cash paid to suppliers, employees and service providers                         (137,043)       (44,419)
     Interest received                                                                  4,965          3,520
     Interest paid                                                                        (93)          (187)
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                                 (80,749)         5,391
                                                                                  -----------    -----------

Cash flows from investing activities:
     Net (increase) decrease in short-term investments                                   (908)       (74,223)
     Expenditures for property and equipment                                           (7,016)        (1,588)
                                                                                  ------------   -----------

     Net cash provided (used) by investing activities                                  (7,924)       (75,811)
                                                                                  -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                        80,271         81,266
     Principal payments under equipment leases                                           (179)          (304)
     Increase (decrease) in long-term debt, net                                          (275)          (353)
                                                                                  -----------    -----------

     Net cash provided (used) by financing activities                                  79,817         80,609
                                                                                  -----------    -----------


Net increase (decrease) in cash and cash equivalents                                   (8,856)        10,189

Cash and cash equivalents at beginning of period                                       16,451          4,358
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $     7,595    $    14,547
                                                                                  ===========    ===========

Reconciliation of net loss to net cash provided (used) by operating activities:
     Net loss                                                                     $   (32,002)   $   (17,661)
     Depreciation and amortization                                                      2,475          1,740
     Net (increase) decrease in accounts receivable                                   (13,515)            (6)
     Net (increase) decrease in inventory                                             (42,657)             0
     Net (increase) decrease in other current assets                                      794         (1,371)
     Net increase (decrease) in accounts payable, accrued liabilities,
           and accrued rent                                                            10,455          3,671
     Net increase (decrease) in deferred revenue                                       (6,299)        19,018
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                             $   (80,749)   $     5,391
                                                                                  ===========    ===========

                See accompanying notes to financial statements.

                         AGOURON PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Nature of operations

Agouron Pharmaceuticals, Inc. is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of small molecule drugs engineered to inactivate proteins which play key roles in cancer, AIDS, and other serious diseases. The Company, through its own sales and marketing force, is currently marketing VIRACEPT(R)(nelfinavir mesylate), an inhibitor of the HIV protease, which recently received approval from the United States Food and Drug Administration ("FDA"). The Company intends to commercialize any subsequently developed products through its own direct sales and marketing activities in certain markets or, when appropriate, through manufacturing and marketing relationships with other pharmaceutical companies.

2.       Financial statements and estimates

The balance sheet as of March 31, 1997 and the statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1997 and 1996 have been prepared by the Company and have not been audited. Such financials, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-K. Certain June 30, 1996 and March 31, 1996 amounts have been reclassified to conform with the current year presentation. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

At March 31, 1997, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd ("Roche") will continue in accordance with their agreement terms. As such, approximately $6,075,000 of cash received from JT and Roche has been classified as deferred contract revenue, is non-refundable and is being recognized as revenue as collaborative program expenses are incurred. Should any of the underlying collaborations be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would immediately be recognized as revenue by the Company.

3.       Revenue recognition

In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. Accordingly, in March, the Company began shipping VIRACEPT to wholesalers throughout the United States. The Company recognizes sales revenue upon shipment.

In January 1997, the Company and JT granted Roche certain exclusive rights to VIRACEPT in Europe and other countries outside North America, Japan and Asia. For such rights, the Company has received an initial license fee of $9,000,000 and will, upon approval of VIRACEPT in Europe, receive an additional license fee and subsequent royalties. The license fees are non-refundable and the Company has no significant ongoing obligation with respect to such fees. The Company recognizes such fees as revenue when earned.

4.       Short-term investments

Included in short-term investments at March 31, 1997 and June 30, 1996 is $1,107,000 and $1,156,000 of accrued interest receivable. Included in short-term investments at March 31, 1997 is $3,400,000 which has been pledged as collateral for certain commercial letters of credit or long-term debt obligations. At March 31, 1997, the Company's short-term investments are generally available for sale, are carried at amortized cost which approximates market, consist principally of United States government securities (62%) and corporate obligations (30%), and have average maturities of less than one year.

5.       Inventory

Inventory is stated at the lower of cost or market and, at March 31, 1997, consists of approximately $42,213,000 of work-in-process at contract manufacturers and $444,000 of finished goods. The Company had no inventory at June 30, 1996.

6.   Statement of cash flows

Non-cash financing activities were comprised of capital lease obligations of $428,000 and $457,000 in the nine-month periods ended March 31, 1997 and 1996.

7.       Certain concentrations

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition

The Company relies principally on equity financings and corporate collaborations to fund its operations and capital expenditures. However, on March 14, 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT, and commercial sales of VIRACEPT for the quarter ending March 31, 1997 resulted in a gross margin of approximately $7,378,000. The Company anticipates that net sales of VIRACEPT will steadily increase through at least fiscal 1998 and provide an increasingly significant contribution toward funding the Company's operations.

At March  31,  1997,  the  Company  had net  working  capital  of  approximately
$113,639,000,  an  increase  of  $43,258,000  over  June  30,  1996  levels  due principally to the net proceeds of approximately $77,347,000 from a public offering of common stock in July 1996, partially offset by the cash requirements associated with the Company's year-to-date net loss of $32,002,000. Individual working capital components significantly impacted by the commercialization of VIRACEPT include inventory (an increase of $42,657,000), trade accounts receivable (an increase of $13,401,000) and accounts payable (an increase of $7,356,000). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted as VIRACEPT sales increase. At March 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $82,927,000. The Company believes that its current capital resources, existing contractual commitments and anticipated VIRACEPT product sales contribution are sufficient to maintain its current operations through fiscal 1998. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

The Company believes that additional financing may be required to meet the planned operating needs of fiscal 1998 and beyond if significant positive cash flows are not generated from commercial activities on a timely basis. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned preclinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Results of Operations

The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been funded from the Company's equity-derived working capital and through various collaborative arrangements. The Company's net operating losses reflect primarily the result of its independent research and substantial investment in clinical and commercial development activities concentrated on the Company's recently approved first product, VIRACEPT, and its lead compounds in cancer.

As product sales have only recently commenced and certain programs are expanding their preclinical, clinical, and commercial development activities, it is anticipated that quarterly net losses will continue into fiscal 1998. The Company anticipates that quarterly operating results will be profitable by the end of fiscal 1998.

The net loss for the current three-month period has decreased compared to the year-earlier period due primarily to the gross margin contribution from commercial sales of VIRACEPT, a $9,000,000 license fee and a 135% increase in contract revenue which were only partially offset by a 103% increase in operating expenses. The increase in the year-to-date net loss compared to the year-earlier period is due primarily to a significantly greater increase in operating expenses compared to the revenue increases described above on a quarterly basis.

Net sales and related cost of sales reflect the initial sales of VIRACEPT following its approval by the FDA in March 1997. The Company anticipates that gross margins on VIRACEPT sales will improve as sales increase.

Contract revenues in the current three and nine-month periods have increased compared to the year-earlier periods due mainly to increased program activity and spending on the JT collaborations and the new (June 1996) development collaborations with Roche.

License fees in the current three and nine-month periods represent the initial license fee received from Roche in January 1997 in return for exclusive marketing rights to VIRACEPT in Europe and other countries outside North America, Japan and Asia.

Research and development expenses increased from the prior-year periods due generally to increasing average research and development staff levels
(approximately 40% in the three and nine-month periods) and staff-related expenditures, including occupancy, and significantly increased expenditures in support of human clinical trials and an expanded access program associated with VIRACEPT.

The increase in selling, general and administrative expenses in the current three and nine-month periods is due chiefly to increasing average staff levels (approximately 275% in the three-month period and 216% in the nine-month period) and staff related expenditures, certain premarketing and advertising and promotion costs associated with the launch of VIRACEPT in March 1997 and other costs associated with a growing sales and marketing infrastructure.

Interest (net) has increased in the current nine-month period due principally to a higher average investment portfolio balance resulting from the previously described public offering. Taxes have increased due to certain foreign taxes paid in conjunction with the JT collaboration.

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

Item 3.  Defaults Upon Senior Securities:  None.

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K:

a.       Exhibits:


    27. Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission)

    99.      Important Factors Regarding Forward-Looking Statements


b.       Reports on Form 8-K:  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AGOURON PHARMACEUTICALS, INC.




Date:  April 14, 1997                              /s/ Steven S. Cowell
                                                   ----------------------
                                                  Steven S. Cowell
                                                  Vice President, Finance and
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer