Form 10-Q/A
period 1996-12-31
AGOURON PHARMACEUTICALS INC
filed 1997-06-25
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

Item 6.  Exhibits and Reports on Form 8-K:


         a.       Exhibits:

                  10.74 Letter of Intent between F. Hoffmann-La Roche Ltd of Basel, Switzerland, Japan Tobacco Inc., and the Company dated January 17, 1997. (Confidential treatment has been requested  for  portions  of this  agreement
                           pursuant to an application dated January 27,
                           1997,   as   separately   filed   with   the
                           Securities and Exchange Commission.)

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AGOURON PHARMACEUTICALS, INC.




Date:  June 25, 1997               /s/ Steven S. Cowell
                                   -----------------------------
                                   Steven S. Cowell
                                   Vice President, Finance and Chief Financial
                                   Officer and Chief Accounting Officer