Form 10-K
period 1997-06-30
AGOURON PHARMACEUTICALS INC
filed 1997-08-21
CIK 811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997
                                  OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]For the transition period from
 .....................................      to      .............................
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   -----

     On August 15, 1997, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $1,372,842,000 based on the closing stock price as reported by The Nasdaq Stock Market. On August 15, 1997, there were approximately 15,015,000 shares of common stock, without par value, of the registrant issued and outstanding.

                  DOCUMENTS  INCORPORATED  BY REFERENCE

     The registrant's definitive proxy statement to be prepared pursuant to Regulation 14A and filed in connection with solicitation of proxies for its Annual Meeting of Stockholders, to be held on November 6, 1997, is incorporated by reference into Part III of this Form 10-K.
                                       1

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

     The Company was organized and incorporated in California in June 1984. Agouron is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of small-molecule drugs engineered to inactivate proteins which play key roles in cancer, AIDS and other serious diseases. The Company is currently marketing its first drug, VIRACEPT(R) (nelfinavir mesylate) for treatment of HIV infection. In addition, the Company is conducting phase II/III clinical trials for a second drug, THYMITAQ(TM) (nolatrexed dihydrochloride, formerly known as AG337), for treatment of solid malignant tumors. Further, the Company has 18 programs in progress for discovery or development of other new drugs in the fields of cancer, viral disease, inflammatory disease and other serious diseases. Seven of these preclinical programs are being pursued by Alanex Corporation ("Alanex"), a wholly-owned subsidiary of Agouron. The Company's business currently consists of one business segment, the operations of which are described below.

     Agouron's goal is to generate increasing profitability from the sale of drugs generated principally from its own drug discovery and development efforts. To augment its technical capabilities, to enhance the likelihood of successful commercialization of its products and to offset some of its operating costs, the Company has entered into collaborative research and development arrangements with other companies. Consistent with this commercial goal, the Company has generally retained significant commercial rights in drugs developed in its collaborative research and development programs funded in whole or in part by other companies. The Company anticipates that its successfully developed products will be commercialized both through its own direct sales and marketing activities in certain pharmaceutical markets and through manufacturing and marketing relationships with other pharmaceutical companies.

     The Company's common stock account has evolved through a series of public offerings and private placements of its equity securities and the exercise of various warrants and employee stock options. Five public offerings (calendar 1987, 1989, 1991, 1995 and 1996) generated net proceeds of approximately $211,600,000 and the issuance of approximately 9,894,000 shares. The most recent public offering raised approximately $77,245,000 through the issuance of 2,735,000 shares. Private placements have generated approximately $17,100,000 in net proceeds and the issuance of approximately 2,782,000 shares. The exercise of warrants and employee stock options (including employee stock purchase plan transactions) have generated proceeds of approximately $15,300,000 and the issuance of approximately 1,317,000 shares. In 1997, the Company acquired Alanex in a purchase transaction through the issuance of approximately 722,000 shares of the Company's common stock valued at approximately $61,000,000. The

Company also recorded in its financial statements a $12,100,000 increase to common stock which reflects the anticipated tax benefit of stock options which have been exercised through fiscal 1997.

Narrative Description of Business

     Agouron is developing innovative drugs for treatment of cancer, HIV infection and other serious diseases and has expended approximately $299,000,000 on research and development since its inception, excluding a $57,500,000 write-off for in-process technology purchased in 1997 in the acquisition of Alanex.

  VIRACEPT

     In March 1997, the Company received clearance from the Food and Drug Administration ("FDA") to market its first drug, VIRACEPT, a potent HIV protease inhibitor that substantially decreases viral load and increases CD4+T cell counts, when used in combination drug therapy. The orally administered product is available in adult and pediatric formulations. Protease inhibitors are a relatively new class of drugs.

     Currently, according to the International AIDS Society, combination antiretroviral drug therapy, including a potent protease inhibitor, such as VIRACEPT, is recommended for HIV-infected individuals with plasma HIV RNA greater than 5,000-10,000 copies/mL.

     Agouron has developed VIRACEPT in collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). Agouron and JT have granted exclusive commercial rights in Europe, Asia and certain other countries in the world to Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd ("Roche"). The Company and JT will share profits and/or royalties equally from the worldwide commercialization of VIRACEPT.

     The Company's fiscal 1997 operating results were significantly impacted by the clinical development and commercialization of VIRACEPT, resulting in increased costs and revenues. VIRACEPT sales since its launch in March 1997 totaled $56,969,000 for the fiscal year ended June 30, 1997. Published data from industry surveys indicate that the demand for VIRACEPT has continued to increase steadily since its introduction in March 1997. The Company estimates that 35,000 patients were taking VIRACEPT at the end of June 1997. It is anticipated that continued increasing VIRACEPT sales will make a substantial contribution toward the achievement by the Company of profitable financial results in fiscal 1998 and beyond.

  THYMITAQ

     THYMITAQ, an inhibitor of the enzyme thymidylate synthase, is presently the subject of phase II/III clinical studies evaluating an intravenous formulation of the drug as a chemotherapeutic agent for the treatment of malignant solid tumors associated with cancer of the head/neck and liver (hepatocellular carcinoma). An oral formulation of THYMITAQ is also being developed by the Company. If successful, the phase II/III pivotal clinical trials could lead to submission of a New Drug Application ("NDA") for THYMITAQ in calendar 1998 or calendar 1999. Agouron intends to engage in the sales and marketing of THYMITAQ in North America upon its approval by the FDA.

     In June 1996, Agouron granted Roche worldwide development rights in two anti-cancer drugs currently being developed by the Company and agreed to collaborate with Roche on an additional early-stage anti-cancer drug discovery program. In return for rights to the Company's most advanced anti-cancer drugs (THYMITAQ and an earlier stage AG3340), Roche has paid $15,000,000 in initial license fees and has agreed to pay milestone payments of up to $40,000,000 and to bear 80% of the future development costs of these two drugs. In North America, the Company and Roche will cooperatively market the two drugs and will share equally in resulting profits. Outside of North America, Roche will lead commercialization efforts and pay royalties to the Company or, in certain circumstances, will share profits with the Company. For similar commercial rights to compounds generated in a collaborative research program focused on cyclin-dependent kinases (initially targeting the enzyme cdk4), Roche is to provide annual research support to the Company of $3,000,000 for three years as well as subsequent milestone payments of up to $20,000,000 and has agreed to bear 80% of any post-research development costs.

Research and Development Programs


     Agouron's research and development programs primarily address the areas of cancer, viral disease, inflammatory disease, pain and diabetes. Agouron's drug discovery programs apply the Company's core technologies of three-dimensional structure based drug design and high throughput screening of chemical libraries generated by computation-directed combinatorial chemistry.

     The following table outlines the status of the Company's portfolio of research and development programs. Agouron is pursuing some of these programs independently while others are being undertaken in collaboration with other companies.

Program                                   Indication                 Development Stage          Partner
-------                                   ----------                 -----------------          -------
Cancer

    THYMITAQ-i.v.                         Solid Tumors                   Phase II/III            Roche
    THYMITAQ-oral                         Solid Tumors                   Phase I                 Roche
    AG2034                                Solid Tumors                   Phase I                 None
    AG3340                                Metastasis                     Phase I                 Roche
    AICART                                Solid Tumors                   Research                None
    cdk4                                  Solid Tumors                   Research                Roche
    VEGF Receptor                         Solid Tumors                   Research                None

Viral Disease

    VIRACEPT                              HIV Infection                  Approved                JT
    Rhinovirus                            Common Cold                    Research                None
    Cytomegalovirus                       CMV Infection                  Research                JT
    Herpes simplex virus                  Herpes Infection               Research                JT
    Hepatitis C virus                     Viral Diseases                 Research                JT

Inflammatory Disease

    MMP                                   Arthritis                      Phase I                 Roche
    AICART                                Inflammation                   Research                None

Pain
    Opiate Agonist*                       Pain                           Preclinical             Astra Pharma
    Antagonist*                           Undisclosed                    Research                Roche Bioscience


Diabetes
    Antagonist*                           Undisclosed                    Research                Novo Nordisk
    Agonist*                              Undisclosed                    Research                Novo Nordisk

Other

    Neuropeptide Y Antagonist*            Obesity and cardiovascular
                                            disease                      Preclinical             None
    CRF Antagonist*                       Depression and Anxiety         Preclinical             None
    GnRH Antagonist*                      Endometriosis and Sex          Research                None
                                          Hormone-Dependent Tumors

*  Programs undertaken by Alanex

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

     The Company's anti-cancer drug discovery and development programs are targeting inhibitors of the following enzymes: thymidylate synthase ("TS"); glycinamide ribonucleotide formyltransferase ("GART"); matrix metalloproteases ("MMPs"); aminoimidazole carboxamide ribonucleotide formyltransferase ("AICART"); cyclin dependent kinase 4 ("cdk4"); and a receptor for vascular endothelial growth factor ("VEGF"). Three of these enzyme targets (TS, GART and AICART) have a common structural motif that permits lead inhibitors from one program to be useful potentially in others.

     TS Inhibitors: THYMITAQ

     The enzyme TS catalyzes a critical step in the synthesis of DNA and is especially crucial to cancer cells undergoing uncontrolled proliferation. Agouron has focused on the design and development of TS inhibitors of novel chemical character that may be capable of penetrating fatty membranes and tissues, circumventing some of the more common forms of drug resistance and passing into and out of cells by passive diffusion, allowing for greater clinical control of toxicity and for a broader spectrum of anti-tumor activity. Agouron's development compound in the TS program is THYMITAQ.

     Pivotal phase II/III clinical trials are currently under way in the United States, Canada, Europe, and Asia for evaluation of THYMITAQ as a single agent treatment in cancer of the head/neck and in liver cancer. For treatment of head/neck cancer, THYMITAQ is being compared to the chemotherapeutic agent methotrexate in patients who have failed first-line therapy. For treatment of liver cancer, THYMITAQ is being evaluated both in a non-comparative clinical trial and in a clinical trial which compares THYMITAQ to the chemotherapeutic agent doxorubicin. If successful, the pivotal trials could permit the Company to file a NDA for THYMITAQ in calendar 1998 or calendar 1999.

     THYMITAQ is currently being developed by Agouron in collaboration with Roche. Under the terms of the collaboration, Roche will bear 80% of development costs of THYMITAQ and will lead commercialization of the drug outside of North America subject to payment of royalties to Agouron. Roche and Agouron will co-promote THYMITAQ in North America and will share equally in profits derived from North American sales of the drug.

     GART Inhibitors: AG2034

     AG2034  is a potent,  selective  inhibitor  of GART -- a key  enzyme in the biochemical pathway through which tumor cells synthesize purines, essential components of DNA. With the exception of liver cells, all normal human tissues obtain purines through an alternative pathway (the purine salvage pathway). The Company believes that inhibitors of GART will show a high degree of selectivity for tumor cells and less significant bone marrow toxicity than other chemotherapeutic agents.

     In fiscal 1997, Agouron began Phase I studies of AG2034 in the United States and United Kingdom. To date, 27 patients have been enrolled in the two studies. The Company presently retains all commercial rights to any compounds resulting from this program.

     MMP Inhibitors: AG3340

     Independent research has shown MMPs to be involved in many disease states. Certain MMPs have been associated with tumor growth, the metastasis of tumor cells to secondary sites within the body and the growth of new blood vessels (angiogenesis) through which tumor cells obtain nutrients and growth factors.

     In fiscal 1997, Agouron completed a Phase I study of AG3340, a potent, selective inhibitor of certain MMPs, in Edinburgh, Scotland. In this study, healthy male volunteers received single and multiple doses of AG3340 between 10 mg and 200 mg in tablet form. The purpose of the study was to evaluate the tolerability of the drug and to determine whether adequate blood concentrations could be achieved following oral administration. AG3340 was well tolerated at all dose levels studied. AG3340 was rapidly absorbed following oral administration. Sustained blood concentrations were observed that were substantially greater than those showing efficacy in animal cancer models.

     In June 1997, Agouron received clearance from the FDA to begin Phase I clinical studies of AG3340 in the United States. Under an Investigational New Drug Application ("IND") submitted to the FDA in May 1997, the University of Wisconsin Comprehensive Cancer Center in Madison, Wisconsin and The Vanderbilt Clinic at Vanderbilt University in Nashville, Tennessee are proceeding with extended, dose-escalation studies of AG3340 in patients with advanced cancer. If successful, the completion of this study will position the Company to investigate the safety and anti-cancer activity of AG3340 in longer-term Phase II clinical trials.

     AG3340 is currently being developed by Agouron in collaboration with Roche. Under the terms of the collaboration, Roche will bear 80% of the development costs of AG3340 and will lead commercialization of the drug outside of North America subject to payment of royalties to Agouron. Roche and Agouron will co-promote AG3340 in North America and will share equally in profits derived from North American sales of the drug.

     AICART Inhibitors

     The enzyme AICART catalyzes a rate-determining step in the purine biosynthetic pathway and represents a second target for anti-cancer drugs that are active by virtue of their anti-purine effects. The Company's scientists have solved the three-dimensional molecular structure of AICART and are engaged in design, synthesis and evaluation of AICART inhibitors intended to be efficacious in the treatment of cancer. The Company presently retains all commercial rights to any compounds resulting from this program.

     cdk4 Inhibitor

     Cyclin-dependent kinases are enzymes that play roles in regulating the transitions between phases in the life cycle of all cells. A member of this family of enzymes known as cdk4 has been implicated by independent research in driving cells from a quiescent phase to the highly proliferative phase characteristic of malignancies - particularly in familial melanomas, esophageal carcinomas and pancreatic cancers. Agouron is engaged in a drug discovery program aimed at the design of selective small molecule drugs with the potential to inhibit the activity of cdk4 and therefore block the transition of cancer cells into their proliferative phase.

     This program is being pursued in collaboration with Roche, which will pay Agouron annual research funding for three years in support of the cdk4 program. Commercial rights for all indications in compounds that are generated in the program are similar to those held by Roche for the MMP inhibitor AG3340.

     VEGF Receptor

     The process known as angiogenesis, the formation of new blood vessels, is a key factor in the maintenance and progression of several disease states including the metastasis of malignant tumors. The ability of cancer cells to carry out angiogenesis depends in part upon the activity of a protein known as Vascular Endothelial Growth Factor ("VEGF") which, by binding to a receptor known as kdr, triggers the growth of endothelial cells. Agouron is engaged in a drug discovery program whose objective is the design of drugs that block the kdr receptor for VEGF and, therefore, compromise the ability of tumors to carry out a key process in angiogenesis. The Company presently retains all commercial rights to any compounds resulting from this program.

Viral Disease

     Overview

     The development of new drugs for the treatment of certain viral diseases is another scientific and commercial focus of the Company. The Company is presently conducting programs aimed at discovery and/or development of four classes of anti-viral drugs that block viral proteases, enzymes required by several families of pathogenic viruses to carry out replication and infection. Agouron's anti-viral drug programs include a HIV protease inhibitor (VIRACEPT), rhinovirus 3C protease inhibitors, herpes virus protease inhibitors, cytomegalovirus inhibitors and hepatitis C protease inhibitors. Agouron is developing certain of its anti-viral drugs in collaboration with JT.

     HIV Protease Inhibitor: VIRACEPT

     HIV protease is an enzyme that performs an essential role in the infectious cycle of HIV, and clinical research has demonstrated that inhibition of the protease enzyme renders HIV unable to form new infectious virus. Today, four FDA-approved HIV protease inhibitors (including VIRACEPT) are making a significant contribution in the management of HIV disease.

     VIRACEPT was cleared by the FDA for marketing in the United States in March 1997 pursuant to the FDA's guidelines for accelerated approval. VIRACEPT development activities now include certain additional phase II/III studies to facilitate the full approval of the drug and certain phase IV marketing studies designed to expand the utilization of the product.

     Rhinovirus 3C Protease Inhibitors

     Rhinoviruses are believed to be the single most frequent cause of the common cold. While rhinovirus infections are a periodic annoyance to most normal individuals, they may produce more severe and prolonged symptoms in people with chronic obstructive pulmonary disease, such as asthma and emphysema. All known strains of rhinoviruses depend on a critical enzyme, the 3C protease, at several stages of their life cycle for production of new infectious viruses. Agouron-designed potent, selective rhinovirus 3C protease inhibitors currently are being evaluated in preclinical pharmacological studies.

     CMV and HSV-1 Protease Inhibitors

     Among the most clinically significant members of the family of herpes viruses are herpes simplex virus-1 ("HSV-1") and cytomegalovirus ("CMV"). Like HIV and rhinoviruses, HSV-1 and CMV each contain a protease enzyme essential for virus maturation and infection. Agouron scientists have solved the three-dimensional molecular structure of the targeted protease enzyme from CMV and are seeking to solve the HSV-1 protease in preparation for application of Agouron's drug design technologies. However, no inhibitor of HSV-1 or CMV has yet been selected by Agouron for development. The Company is pursuing this research program in collaboration with JT.

     Hepatitis C Protease Inhibitors

     The hepatitis C virus ("HCV") is a virus that causes illness ranging from a mild flu-like disease to progressive liver disease, cirrhosis and primary liver cancer. The ability to treat infection by HCV represents a significant unmet clinical need, particularly in Asian countries. HCV depends upon a key protease enzyme for the production of new infectious virus.

     During fiscal 1997, Agouron scientists solved the three-dimensional molecular structure of the protease enzyme encoded by the human HCV. Solution of the HCV protease structure has permitted the initiation of a program to design a new class of anti-viral drugs that block the HCV protease and disrupt the HCV life cycle. However, no inhibitor of HCV has yet been selected by Agouron for development. The Company is pursuing this research program in collaboration with JT.

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

     MMP Inhibitors

     In addition to their role in the growth and metastasis of solid tumors, MMPs display high levels of enzymatic activity in degenerative diseases such as rheumatoid arthritis and osteoarthritis. Certain members of the MMP family are associated most closely with these disease states and, Agouron believes, offer targets for orally active drugs with potential for minimal toxicity. The development of MMP inhibitors associated with these disease states is being pursued by an affiliate of Roche. If successfully developed by the Roche affiliate, the Company believes such selective inhibitors of certain MMPs have the potential to interrupt the progression of arthritic disease itself rather than just to treat the symptoms. The Company will receive a royalty on sales by Roche of any anti-inflammatory products resulting from the collaborative program.

     AICART Inhibitors

     AICART is being pursued by Agouron scientists as a target for the development of novel anti-inflammatory drugs. It is widely believed that the anti-inflammatory effects observed following administration of low doses of the anti-cancer drug methotrexate result from the drug's indirect inhibition of AICART. Used for chronic therapy, methotrexate accumulates in the liver and other tissues and frequently results in serious toxicity. Agouron scientists believe that inhibitors of AICART designed to avoid accumulation in tissues may be superior anti-inflammatory drugs for conditions such as arthritis. The Company's initial lead compounds in this program are being used to validate this hypothesis. Having solved the three-dimensional molecular structure of the AICART enzyme, Agouron scientists are engaged in the design of novel inhibitors of the AICART enzyme. No candidate for development has yet been identified in this program. The Company presently retains all commercial rights to any compounds resulting from this program.

The research programs of the Company's newly acquired wholly-owned subsidiary, Alanex Corporation, are described below:

Pain

     Overview

     The drugs used for the treatment of severe or chronic pain are generally of limited effectiveness or associated with problems of tolerance, addiction and gastrointestinal side effects.

As a result, there is a substantial need for effective pain relieving agents with a more favorable side effect profile.

     Opiate Agonist

     On behalf of Astra Pharma, Alanex applied its Pharmacophore Directed Parallel Synthesis technology to discover a new class of analgesic compounds that interact with a novel opiate receptor target. These compounds have been shown to be orally active in preclinical studies and are currently being considered by Astra Pharma as clinical development candidates. Under the terms of an agreement with Astra Pharma, Alanex is entitled to receive milestone payments related to the development of any products resulting from the collaborative agreement, but has no right to commercialize or receive royalties on any such products.

     Antagonist for undisclosed target

     In June 1996, Alanex entered into a collaboration with Roche Bioscience to discover an antagonist for an undisclosed target for the treatment of pain. This project is in the lead development phase. Alanex will perform all aspects of this drug discovery project, including high-throughput screening of its exploratory library and lead optimization to provide Roche Bioscience with one or more drug candidates. Roche Bioscience will fund all of Alanex's pain antagonist  research  activities.  The  collaboration  agreement  provides Roche
Bioscience with an option to exclusively license compounds for further development and worldwide commercialization. In return, Alanex would receive milestone payments and royalties on any sales of products developed from the collaboration.

Diabetes

     Diabetes is a common and frequently devastating disease that can lead to the development of debilitating and life-threatening cardiovascular disease, blindness, kidney failure and neurologic disorders. Alanex currently has two programs for the discovery of new drugs to treat diabetes. Alanex has discovered and is optimizing lead compounds in both programs. Both development programs are being conducted in collaboration with Novo Nordisk pursuant to an agreement initiated in October 1995. Under terms of the agreement, Novo Nordisk provides funding for these programs in exchange for exclusive rights to products identified in the collaboration. In addition, Alanex will receive milestone payments from Novo Nordisk upon the achievement of research and developmental benchmarks as well as royalty payments based on sales of any products discovered through Alanex's technology.

Other

     Obesity

     Obesity is a major risk factor responsible for the development of hypertension, diabetes, degenerative joint disease, abnormal wound healing, and other major medical problems.

     Neuropeptide Y ("NPY") is a 36-amino acid peptide that is involved in the regulation of the cardiovascular, immune and gastrointestinal systems. NPY is a powerful known appetite stimulant and has been demonstrated to be present in abnormally high amounts in the brains of obese animals. Alanex has discovered lead compounds that block NPY feeding in several different preclinical models of appetite regulation. These compounds are currently being evaluated for their effects on feeding and obesity in preclinical models. Alanex presently retains all commercial rights to any compounds resulting from this program.

     Depression and Anxiety

     Depression and anxiety represent major health problems throughout the world. Corticotropin releasing factor ("CRF") is a 41-amino acid peptide that is synthesized in the brain and is released following stress. Studies performed on preclinical models and human subjects indicate a potential role of CRF in mediating depression and anxiety. Development of a potent, orally available drug that blocks the actions of CRF may be useful in the treatment of these indications. Alanex has discovered lead compounds that are highly active on specific CRF receptor subtypes, and these compounds are currently being optimized and evaluated in preclinical models for their effects on depression and anxiety. Alanex presently retains all commercial rights to any compounds resulting from this program.

     GnRH Antagonist Program

     Gonadotropin releasing hormone ("GnRH") is a decapeptide that is synthesized in the brain and controls the pituitary and gonadal hormones that regulate fertility. In women, this peptide is required for successful ovulation and, in men, it is necessary for spermatogenesis. Alanex is currently pursuing a program to discover orally active small molecule drugs to treat two areas of human disease that depend on GnRH action - endometriosis and sex-hormone dependent tumors. Alanex presently retains all commercial rights to any compounds resulting from this program.

Business Relationships/Research and Development Agreements

     The Company has funded its research and development primarily from working capital generated from both private and public sales of its equity securities and corporate collaborative arrangements. The Company has an ongoing program of business development which may, from time to time, lead to the establishment of corporate collaborations in addition to those noted below.

     Roche

     In January 1997, the Company and JT granted Roche certain exclusive marketing rights to VIRACEPT in Europe and other countries outside North America, Japan and Asia. For such rights, the Company received and recognized as revenue in January 1997, an initial license fee of $9,000,000 and will, upon approval of VIRACEPT in Europe, receive an additional license fee of $11,000,000 and subsequent royalties based either on Roche's sales of VIRACEPT or, in certain circumstances, InviraseAE (saquinavir), Roche's HIV protease inhibitor.

     Subsequent to the end of fiscal 1997, the Company and JT granted Roche certain exclusive marketing rights to VIRACEPT in most Asian territories. For such rights, the Company received a license fee of $2,000,000 during the first quarter of fiscal 1998 and will, upon approval in one of the Asian territories, receive an additional license fee of $1,000,000 and subsequent royalties as described above.

     In June 1996, Agouron granted Roche worldwide development rights in two anti-cancer drugs currently being developed by the Company and agreed to collaborate with Roche on an additional early-stage anti-cancer drug discovery program. In return for rights to the Company's most advanced anti-cancer drug (THYMITAQ) and an earlier stage anti-cancer compound (AG3340), Roche has paid $15,000,000 in initial license fees and has agreed to pay milestone payments of up to $40,000,000 and to bear 80% of the future development costs of these two drugs. In North America, the Company and Roche will cooperatively market the two drugs and will share equally in resulting profits. Outside of North America, Roche will lead commercialization efforts and pay royalties to the Company or, in certain circumstances, will share profits with the Company. For similar commercial rights to compounds generated in a collaborative research program focused on cyclin-dependent kinases (initially targeting the enzyme cdk4), Roche is to provide annual research support to the Company of $3,000,000 as well as subsequent milestone payments of up to $20,000,000 and has agreed to bear 80% of any post-research development costs. The Company also has a right in North America to commercialize a Roche anti-cancer product to be named in the future. The Company received and recognized as revenue in June 1996, the initial license payments of $15,000,000.

     Japan Tobacco Inc.

     In December 1992, the Company entered into an agreement with JT to collaborate on the discovery, development and commercialization of novel therapeutic drugs which act on key proteins related to the human immune system ("JT 1992"). In February 1994, the Company expanded its strategic alliance with JT into the field of anti-viral drugs for the treatment of infections caused by hepatitis C, cytomegalovirus, the herpes family of viruses and the rhinoviruses ("JT 1994"). In December 1994, the Company added its anti-HIV drug, VIRACEPT, to the JT collaboration with the execution of a worldwide development and licensing agreement ("JT HIV"). In January 1995, JT 1992 was canceled by mutual agreement and JT 1992 resources were reallocated to JT 1994 programs. In February 1996, JT 1994 was modified to delete rhinoviruses from the strategic alliance.

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

     Under the provisions of JT 1994, the Company will have exclusive rights to develop, manufacture and market anti-hepatitis C, anti-herpes and anti-cytomegalovirus drugs in the United States, Canada and Mexico. JT will have exclusive rights to develop, manufacture and market these drugs in Japan, Taiwan and South Korea. Outside the countries in which they respectively have exclusive rights, Agouron and JT will have co-exclusive rights to manufacture and market jointly developed anti-hepatitis C, anti-herpes and anti-cytomegalovirus drugs. Each company will pay royalties to the other based upon their respective sales of anti-hepatitis C, anti-herpes and anti-cytomegalovirus drugs. Under the provisions of JT HIV, Agouron will retain exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to JT's right of first refusal) in the United States, Canada and Mexico. JT was granted exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to Agouron's right of first refusal) in Japan and certain other countries in Asia. Exclusive commercial rights (with the right to sublicense) in Europe, Asia and certain other countries in the world have been licensed by the Company and JT to Roche. The Company and JT will share profits and/or royalties equally from the worldwide commercialization of VIRACEPT.

The substantive collaborations of the Company's newly acquired wholly-owned subsidiary, Alanex Corporation, are described below.

     Roche Bioscience

     In April 1997, Alanex and Roche Bioscience entered into a three-year library screening and license agreement under which Alanex will provide compounds from its exploratory libraries on a nonexclusive basis to Roche Bioscience and anti-cytomegalovirus. The agreement provides for Roche Bioscience to pay a nonrefundable fee of $1,000,000 which was received and recognized as license fee revenue in May 1997. Roche Bioscience is to pay $6,000,000 over the three-year period during which library compounds are provided. In addition, Roche Bioscience is obligated to make additional payments upon the achievement of certain milestones. Under the terms of the agreement, Roche Bioscience has an option for an exclusive royalty bearing license to active leads that arise from the screening of the Alanex libraries.

     In June 1996, Alanex and Roche Bioscience entered into a three-year collaboration agreement targeting the treatment of pain. Roche Bioscience is obligated to make certain payments upon the achievement of defined milestones. In addition, during the term of the agreement, Roche Bioscience will provide a minimum of $5,500,000 to support research at Alanex. The agreement provides Roche Bioscience an exclusive worldwide license to commercialize any compounds resulting from the research that is selected by Roche Bioscience for further development and to pay royalties to Alanex on any sales of products developed from the collaboration.

     Novo Nordisk

     In October 1995, Alanex and Novo Nordisk entered into a three-year collaboration agreement for the characterization of drugs for the treatment of diabetes. Novo Nordisk is obligated to provide up to $4,500,000 of funding to support research at Alanex in the field of the collaboration and to make additional payments to Alanex upon the achievement of certain milestones. The agreement grants Novo Nordisk an option to obtain an exclusive worldwide license to develop and commercialize any drug candidate arising from the collaboration which they elect to pursue. Alanex will receive royalties on the sales of any such drug.

Competition

     The pharmaceutical and biotechnology industries are subject to intense competition and rapid and significant technological change. Many companies and organizations, including major pharmaceutical, biotechnology and chemical companies, universities and other research organizations, are engaged in discovery and development of drugs for diseases targeted by the Company. For example, the Company is aware of several pharmaceutical companies that have HIV protease inhibitors, some of which are currently being marketed, including those of Abbott Laboratories, Inc. ("Abbott"), Merck & Co., Inc. ("Merck") and Roche. Certain companies and organizations have substantially greater financial and other resources, larger research and development staffs and more extensive production and marketing organizations, experience and capabilities than the Company. In addition, many companies have significantly greater experience than the Company in preclinical testing and in conducting human clinical trials of potential pharmaceutical products and in obtaining the FDA and other regulatory approvals. All of these companies and other research organizations compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Agouron was the first company to devote itself to the development and application of protein structure-based drug design. As such, the Company believes that it has achieved certain competitive advantages including developmental lead time, level of commitment to the technology and the development of certain practical or technical capabilities. However, in recent years several pharmaceutical companies have undertaken to establish capabilities in protein x-ray crystallography, either internally or through academic collaborations, and can be presumed to be engaged in the use of such technology for the same purposes as is the Company. Certain biotechnology companies and other companies have also entered into the field of protein structure-based drug design. For example, Abbott, NOVARTIS, Glaxo Wellcome plc ("Glaxo"), Merck and Roche have developed programs focused on structure-based drug design. The Company expects that the technology for protein structure-based drug design will become more widely implemented over time and will ultimately become more common in the pharmaceutical industry.

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

     Currently, four HIV protease inhibitors are available in the United States. FDA approval dates and estimated prescription market shares at June 30, 1997 are noted in the following table:

         COMPANY           PRODUCT NAME          GENERIC NAME            APPROVAL              MARKET SHARE

         Roche             INVIRASE(R)           saquinavir              December, 1995        23%
         Abbott            NORVIR(R)             ritonavir               March, 1996           13%
         Merck             CRIXIVAN(R)           indinavir               March, 1996           42%
         Agouron           VIRACEPT(R)           nelfinavir              March, 1997           22%

     Future competition from new HIV protease inhibitors is expected from Glaxo and other pharmaceutical companies.

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

     The Company's strategy is to pursue a strong patent portfolio and Agouron holds several patents, including a patent covering the chemical composition of VIRACEPT. The Company is currently prosecuting a number of patent applications in the United States and in various other countries seeking protection for certain series of compounds, including THYMITAQ, VIRACEPT and certain proprietary technology. The Company will continue to file patent applications on its evolving technology, processes and products. The Company has recently received one United States patent covering processes of making THYMITAQ and related compounds and intermediates thereof. The Company's failure to obtain patent protection for its products could have an adverse impact on the Company.

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

     The steps required by the FDA before a new human pharmaceutical product may be marketed in the United States include: (a) preclinical laboratory tests, in vivo preclinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials on an IND, which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of a NDA; and (e) review and approval of the NDA by the FDA before the drug product may be shipped or sold commercially. Prior to obtaining FDA approval for each product, each manufacturing establishment for new drugs must be registered with and receive appropriate approval by the FDA. If, after receiving approval from the FDA, a material change is made in the manufacturing process or location, additional regulatory review may be required.

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

     If a NDA is submitted to the FDA, there can be no assurance that such application will be reviewed and approved by the FDA in a timely manner, if at all. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product, or expose the Company to product liability claims.

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

Manufacturing

     Agouron utilizes worldwide contract manufacturing to produce VIRACEPT. The Company procures and transfers raw materials to contracted bulk drug producers, sends the converted bulk drug to a finishing facility and moves finished goods into a distribution center. Product supply and associated raw materials have been available in adequate quantities to meet business needs. In order to accommodate anticipated sales volume growth, capacity expansion efforts are being pursued. The Company will be dependent upon its contract manufacturers to comply with good manufacturing practices ("GMP") and to meet its production requirements. There can be no assurance that the Company's contract manufacturers will timely deliver sufficient quantities of the Company's products or that the Company would be able to find substitute manufacturers, if necessary.

Marketing

     The Company distributes VIRACEPT in the United States through wholesalers. Sales volumes in the United States are influenced by underlying demand and wholesale inventory management practices.

     VIRACEPT is covered by Medicaid programs in all states and is covered by virtually all state AIDS Drug Assistance Programs ("ADAPs"). Currently, VIRACEPT is paid predominately by

Medicaid, private insurance and ADAPs. The Company offers a patient assistance program based upon medical need for patients who have no other means of coverage.

     The Company expects VIRACEPT to be commercially available in major European markets in the first calendar quarter of 1998 and in Japan in the second quarter calendar 1998.

     The Company's sales and marketing efforts utilize a field sales organization which focuses primarily on office- and hospital-based physicians including key medical thought leaders. Additionally, the Company has obtained market access and availability for its products in part by establishing relationships within key market segments including health maintenance organizations, third-party payers and governmental agencies.

Human Resources

     As of June 30, 1997, the Company had 708 employees, 138 of whom hold Ph.D. or M.D. degrees. Four hundred seventy seven employees are engaged in, or directly support, research and product development. The Company's employees are not covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent. The Company has entered into confidentiality agreements with all of its employees.

Item 2.       PROPERTIES

     At June 30, 1997, the Company leased approximately 263,000 square feet of office and laboratory space in the Torrey Pines and Sorrento Valley areas of San Diego.

     The Company's corporate headquarters and administrative offices currently comprise approximately 77,000 square feet under lease agreements which expire in 1999.

     Research and Development activities are located in approximately 186,000 square feet of leased space under agreements which expire from 1999 to 2004. These state-of-the-art facilities are designed specifically to implement and support the Company's innovative approach to drug design. Included in the facilities are approved scale-up laboratories in which kilogram quantities of Company-designed drug compounds are manufactured under current GMP for use in clinical trials. Additionally, the Company leases approximately 1,000 square feet in the United Kingdom which is utilized by its European clinical development staff.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended June 30, 1997 to a vote of the Company's security holders.

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

                                                                             High              Low
                                                                           ---------        ---------

1996

         First Quarter                                                     $  39.250        $  22.750
         Second Quarter                                                       35.875           22.500
         Third Quarter                                                        47.625           32.750
         Fourth Quarter                                                       47.000           32.000

1997

         First Quarter                                                     $  46.250       $   29.000
         Second Quarter                                                       71.500           42.250
         Third Quarter                                                       101.000           67.000
         Fourth Quarter                                                       91.000           58.375


     On August 15, 1997, the closing price of the Company's common stock as reported by The Nasdaq Stock Market was $94.0625 per share. There were approximately 12,000 shareholders of the common stock of the Company as of such date. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.

     On July 30, 1997, the Company's Board of Directors approved a two-for-one stock split in the form of a special stock dividend of one share of common stock for each share of the Company's common stock outstanding. The record date of the transaction is August 15, 1997 and the distribution date will be August 26, 1997.

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data for each of the five years in the period ended June 30, 1997. The information presented should be read in conjunction with the consolidated financial statements included elsewhere in this report.

(In thousands, except                 Years ended
per share amounts)                    June 30,          1997         1996         1995         1994         1993
----------------------------------------------------------------------------------------------------------------

Statement of Operations:
     Total revenues                                 $132,063     $ 55,955     $ 26,722     $ 16,301     $  8,266
     Product sales                                    56,969            0                         0            0
     Net loss                                        (42,806)*    (19,523)     (12,939)      (9,462)      (9,829)
     Net loss per common share                     $  (3.18)     $  (1.98)    $  (1.77)     $ (1.31)     $ (1.40)
     Shares used in computing net
          loss per common share                       13,473        9,844        7,296        7,241        6,997

     To give effect for 2-for-1 stock
         split declared on July 30, 1997
         (unaudited):

     Pro-forma net loss per common share          $    (1.59)    $   (.99)    $   (.89)     $  (.66)     $  (.70)
     Shares used in computing pro-forma net
       loss per common share                          26,946       19,688       14,592       14,482       13,994

Balance Sheet:
     Working capital                                $115,786     $ 70,381     $  8,837     $ 21,039      $29,933
     Total assets                                    266,914      102,577       27,097       37,178       41,721
     Long-term liabilities                             7,217        1,734        1,884        2,285        2,613
     Stockholders' equity #                          191,282       75,583       12,591       24,852       33,757

     * Includes the write-off of $57,500,000 of in-process technology associated with the acquisition of Alanex Corporation, partially offset by the realization of $43,800,000 of deferred tax assets associated with the Company's expectation of future taxable income.

     # The Company has never declared or paid cash dividends on its common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This discussion contains forward-looking statements and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's annual report on Form 10-K for the year ended June 30, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company has been engaged in the research and development of human pharmaceuticals utilizing protein structure-based drug design since its inception in 1984. Such research and development has been funded principally from the Company's equity-derived working capital and through collaborative arrangements with other companies. The Company's net operating losses incurred since inception are primarily a result of the Company's independent research and development activities and an investment in the clinical and commercial development of its two leading compounds in cancer and AIDS. Net losses for the fiscal years ended June 30, 1997, 1996 and 1995 were $42,806,000, $19,523,000 and $12,939,000. In March 1997, the Company received approval from the United States Food and Drug Administration (the FDA) to market VIRACEPT (nelfinavir mesylate, an HIV protease inhibitor) in the United States. For the fourth quarter of fiscal 1997, due principally to the increasing product contribution from VIRACEPT sales and before the application of the one-time write-off of $57,500,000 associated with the acquisition of Alanex Corporation ("Alanex"), the Company realized a pre-tax profit of $3,201,000. It is anticipated that product sales will continue to increase from quarter to quarter during fiscal 1998 and the Company should be profitable for fiscal 1998. It is also anticipated that the Company may be profitable in each quarter of fiscal 1998.

Results of Operations

     Product sales

     In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. Product sales for the period ended June 30, 1997 were approximately $57,000,000. VIRACEPT is one of four FDA-approved HIV protease inhibitors which, when used in combination with other anti-HIV drugs (commonly referred to as a "cocktail"), have become the preferred method for treating HIV infected patients in the United States. Market demand is expected to increase for protease inhibitors as combinations containing these drugs are increasingly prescribed for patients with earlier-stage HIV infection. The Company anticipates that future product sales of VIRACEPT will increase accordingly.

     Contract revenues, license fees

     Collaborative research and development agreements with Japan Tobacco Inc. ("JT"), Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (collectively "Roche") and Syntex (U.S.A.) Inc. accounted for substantially all of the Company's total contract and license revenues for 1997, 1996 and 1995. Total contract and license revenues for 1997 increased approximately 34% over 1996 due mainly to increased program activity and spending on the JT collaborations and an initial license payment from Roche for certain marketing rights to VIRACEPT. The increase in contract and license revenues from 1995 to 1996 of approximately 109% was due principally to the effect of a full year of increasing program activities on the anti-HIV collaboration with JT (initiated in December 1994) and the initial payments associated with a collaboration (June 30, 1996) with Roche. The Company anticipates that contract revenue and license fees for fiscal 1998 will approximate the amounts recorded in fiscal 1997.

     Cost of product sales

     The aggregate cost of product sales as a percentage of product sales was approximately 43% for the period ended June 30, 1997. The Company anticipates that gross margins will improve as product sales volumes increase and certain manufacturing process and scale efficiencies are realized. Aggregate gross margins will also be impacted by the size of the Company's patient assistance program, the Company's manufacturing supply agreement with Roche and the level of sales subject to Medicaid and other discounts or rebates in the United States.

     Research and development

     Research and development spending increased by approximately 52% from 1996 to 1997 due generally to increasing average research and development staff levels (approximately 39%) and staff-related expenditures (including occupancy), increased expenditures in support of human clinical trials, an expanded access program associated with VIRACEPT and increased expenditures for clinical trial activities associated with THYMITAQo (nolatrexed dihydrochloride) and AG3340. Research and development spending increased by approximately 96% from 1995 to 1996 due generally to increasing average research and development staff levels (approximately 23%) and staff-related expenditures and significantly increased expenditures for human clinical trial activities associated with VIRACEPT and THYMITAQ. Collaborator-funded program expenditures representing 84%, 72% and 65% of total research and development expenses in 1997, 1996 and 1995, generated a significant majority of the increases in research and development expenses. The Company's self-funded research and development programs generated approximately 16%, 28% and 35% of total research and development expenses in 1997, 1996 and 1995. The Company anticipates that total research and development expenses in fiscal 1998 will exceed fiscal 1997 expenses by approximately 10%.

     Selling, general and administrative

     Selling, general and administrative expenses represented approximately 24% of total operating expenses (excluding the cost of product sales and write-off of in-process technology purchased) in 1997 and 11% in each of 1996 and 1995. Spending increases from 1996 to 1997 are due chiefly to increasing staff levels (approximately 214%) and staff-related expenditures, certain premarketing and advertising and promotion costs associated with the launch of VIRACEPT in March 1997 and other costs associated with a growing sales and marketing infrastructure. Spending increases from 1995 to 1996 are due principally to increasing average staff levels (approximately 38%) and staff-related expenditures including occupancy. Also contributing to the 1996 increase are certain costs associated with a growing sales and marketing infrastructure. The Company anticipates that total selling, general and administrative expenses will increase in fiscal 1998 due to the full-year effect of fiscal 1997 staff additions, additional occupancy costs, increasing sales and marketing activities and the support of VIRACEPT Phase IV marketing studies.

     Royalties

     Pursuant to the terms of the VIRACEPT Development and License Agreement with JT, the Company anticipates that royalty expense in fiscal 1998 will be significant. Royalties in fiscal 1997 were not significant.

     Write-off of in-process technology purchased

     In the fourth quarter of fiscal 1997, the Company acquired Alanex Corporation ("Alanex"), a research company engaged in the discovery of drug leads through the high-speed screening of diverse chemical libraries designed by computational methods and generated by combinatorial chemistry. Alanex was acquired in a purchase transaction through the issuance, or potential issuance, of approximately 996,000 shares of the Company's common stock valued at approximately $61,000,000, plus $1,300,000 of related acquisition costs. The purchase price was allocated to various tangible and intangible assets and either capitalized (approximately $4,800,000) or expensed (approximately $57,500,000) as in-process technology based on an independent valuation of the Alanex assets, technology and research programs at the date of acquisition.

     Interest and other income

     Interest income increased by approximately 23% from 1996 to 1997 due principally to a higher average investment portfolio balance resulting from the July 1996 public offering, receipt of a total of $24,000,000 in license fees from Roche (June 1996 and January 1997), significantly increased funding from JT and Roche and the exercise of employee stock options. Interest income increased from 1995 to 1996 due to a higher average investment portfolio balance resulting from the receipt of a $24,000,000 payment from JT in August 1995 and a public offering of common stock in September 1995. The Company anticipates that, absent additional revenue sources or a significant change in interest rates, fiscal 1998 interest income will be less than that of fiscal 1997.

     Interest expense

     Interest expense decreased in 1997 by approximately 38% due to a decreasing level of debt and capital lease obligations from year to year. Interest expense decreased in 1996 due to a decreasing level of debt and capital lease obligations but such decrease was totally offset by the exercise costs associated with certain lease buy-out options.

     Income tax provision (benefit)

     Based on its fourth quarter pre-tax profit (excluding the non-recurring charge associated with the acquisition of Alanex) and its estimates of future taxable income, the Company believes that it is more likely than not that its deferred tax assets (comprised mostly of net operating loss carryforwards and research credits) will be realized and has therefore recorded the full tax benefit of its deferred tax assets as of June 30, 1997. An income tax provision representing approximately 40% of any future pre-tax net income will be made on a quarterly basis.

Liquidity and Capital Resources

     Historically, the Company has relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. However, on March 14, 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. Fiscal 1997 sales of VIRACEPT since its FDA approval have resulted in a gross margin of $32,370,000. The Company anticipates that net sales of VIRACEPT will steadily increase through at least fiscal 1998 and provide an increasingly significant contribution toward funding the Company's operations.

     At June 30, 1997, the Company had net working capital of approximately $115,786,000, an increase of $45,405,000 over June 30, 1996 levels due principally to the commercialization of VIRACEPT and the resultant increases in inventory ($58,800,000), trade accounts receivable ($26,055,000) and accounts payable ($22,174,000). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted as VIRACEPT sales increase. At June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $91,317,000. The Company believes that its current capital resources, existing contractual commitments and anticipated VIRACEPT product sales contribution are sufficient to maintain its current operations through fiscal 1998. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

     The Company believes that additional financing may be required to meet the planned operating needs after fiscal 1998 if significant positive cash flows are not generated from commercial activities. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned preclinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing capabilities. As a result, the Company may be required to pursue various financing alternatives such as commercial lines of credit, collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Capital Expenditures

     During 1997, capital expenditures totaled $14,727,000 compared with $3,710,000 and $2,032,000 during 1996 and 1995, of which $2,355,000, $457,000 and $17,000  were  financed  through  capital  lease  obligations.  Of the total capital expenditures during 1997, 1996 and 1995, approximately $4,728,000, $318,000 and $130,000 represented leasehold improvement costs associated with certain of the Company's facilities. With the exception of the leasehold improvement costs, virtually all of the capital expenditures during 1997, 1996 and 1995 represented laboratory and office equipment and scientific instrumentation necessary to support an expanding research, development, and commercial infrastructure.

     Capital expenditures during 1998 are expected to be approximately $14,000,000 to support continued product commercialization, development and research activities. Of the total expected capital expenditures during 1998, approximately $5,000,000 is associated with the leasehold improvement of existing and anticipated new administrative and laboratory facilities. The
Company may utilize lease or debt financing for certain expenditures if available on acceptable terms.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                                PAGE
--------------------------------------------                               ----

Report of Independent Accountants                                           F-1

Consolidated Balance Sheet as of June 30, 1997 and 1996                     F-2

Consolidated Statement of Operations for the years ended                    F-3
           June 30, 1997, 1996 and 1995

Consolidated Statement of Stockholders' Equity for the
           years ended June 30, 1997, 1996 and 1995                         F-4

Consolidated Statement of Cash Flows for the years ended
           June 30, 1997, 1996 and 1995                                     F-5

Notes to Consolidated Financial Statements                                  F-6

NOTE: All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Agouron Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Agouron Pharmaceuticals, Inc. and its subsidiary at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

San Diego, California
July 30, 1997

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

ASSETS
                                                                                           June 30,
                                                                                -----------------------------
Current assets:                                                                       1997              1996
                                                                                ----------       -----------
       Cash and cash equivalents                                                $   52,484       $    16,451
       Short-term investments                                                       38,833            74,424
       Accounts receivable, net                                                     31,375             2,966
       Inventories                                                                  58,800                 0
       Current deferred tax assets                                                     500                 0
       Other current assets                                                          2,209             1,800
                                                                                ----------       -----------

       Total current assets                                                        184,201            95,641

Property and equipment, net                                                         22,613             6,936

Deferred tax assets                                                                 56,000                 0

Purchased intangibles                                                                4,100                 0
                                                                                ----------       -----------

                                                                                $  266,914       $   102,577
                                                                                ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                         $   28,833       $     6,659
       Accrued liabilities                                                           8,889             4,327
       Deferred revenue                                                             27,567            13,788
       Current deferred tax liabilities                                                600                 0
       Current portion of long-term debt                                             2,526               486
                                                                                ----------       -----------

       Total current liabilities                                                    68,415            25,260
                                                                                ----------       -----------

Long-term liabilities:
       Long-term debt, less current portion                                          5,940               501
       Accrued rent                                                                  1,277             1,233
                                                                                ----------       -----------

       Total long-term liabilities                                                   7,217             1,734
                                                                                ----------       -----------

Stockholders' equity:
       Common stock, no par value, 75,000,000 shares authorized,
           14,714,960 and 10,731,687 shares issued and outstanding                 317,133           158,628
       Accumulated deficit                                                        (125,851)          (83,045)
                                                                                ----------       -----------

       Total stockholders' equity                                                  191,282            75,583
                                                                                ----------       -----------

Commitments (Note 8)

                                                                                $  266,914       $   102,577
                                                                                ==========       ===========

See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

                                                                          Years ended June 30,
                                                              --------------------------------------------
                                                                       1997           1996            1995
                                                              -------------  -------------   -------------

Revenues:
     Product sales                                            $      56,969  $           0   $           0
     Contract                                                        65,094         40,955          26,722
     License fees                                                    10,000         15,000               0
                                                              -------------  -------------   -------------

                                                                    132,063         55,955          26,722
                                                              -------------  -------------   -------------
Operating expenses:
     Cost of product sales                                           24,599              0               0
     Research and development                                       108,137         71,010          36,317
     Selling, general and administrative                             32,941          8,082           3,494
     Write-off of in-process technology purchased                    57,500              0               0
                                                              -------------  -------------   -------------

                                                                    223,177         79,092          39,811
                                                              -------------  -------------   -------------

Operating loss                                                      (91,114)       (23,137)        (13,089)
                                                              -------------  -------------   -------------

Other income (expense):
     Interest and other income                                        5,873          4,776           1,239
     Interest expense                                                  (142)          (228)           (225)
                                                              -------------  -------------   -------------

                                                                      5,731          4,548           1,014
                                                              -------------  -------------   -------------

Loss before income taxes                                            (85,383)       (18,589)        (12,075)

Income tax provision (benefit)                                      (42,577)           934             864
                                                              -------------  -------------   -------------

Net loss                                                      $     (42,806) $     (19,523)  $     (12,939)
                                                              =============  =============   =============

Net loss per common share                                     $       (3.18) $       (1.98)  $       (1.77)
                                                              =============  =============   =============

Shares used in computing net loss per common share                   13,473          9,844           7,296
                                                              =============  =============   =============


To give effect for 2-for-1 stock split declared on July 30, 1997 (unaudited):

Pro-forma net loss per common share                           $       (1.59) $        (.99)  $        (.89)
                                                              =============  =============   =============

Shares used in computing pro-forma net loss per
  common share                                                       26,946         19,688          14,592
                                                              =============  =============   =============




See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands)


                                                  Common Stock
                                        -------------------------------      Accumulated
                                               Shares            Amount          Deficit             Total
                                        -------------     -------------    -------------     -------------

Balance at June 30, 1994                    7,278,488     $      75,435    $     (50,583)    $      24,852

   Stock issuances:
     Exercise of stock options                 49,125               382               --               382
     Employee stock purchase plan              31,669               296               --               296
   Net loss                                        --                --          (12,939)          (12,939)
                                        -------------     -------------    -------------     -------------

   Balance at June 30, 1995                 7,359,282            76,113          (63,522)           12,591

   Stock issuances:
     Public sale                            3,000,000            78,579               --            78,579
     Exercise of stock options                293,206             2,990               --             2,990
     Exercise of stock warrants                45,000               283               --               283
     Employee stock purchase plan              34,199               663               --               663
   Net loss                                        --                --          (19,523)          (19,523)
                                        -------------     -------------    -------------     -------------

Balance at June 30, 1996                   10,731,687           158,628          (83,045)           75,583

   Stock issuances:
     Public sale                            2,735,000            77,245               --            77,245
     Acquisition of Alanex                    722,118            61,051               --            61,051
     Exercise of stock options                490,236             6,720               --             6,720
     Employee stock purchase plan              35,919             1,389               --             1,389
   Tax benefit of stock options exercised          --            12,100               --            12,100
   Net loss                                        --                --          (42,806)          (42,806)
                                        -------------     -------------    -------------     -------------

Balance at June 30, 1997                   14,714,960     $     317,133    $    (125,851)    $     191,282
                                        =============     =============    =============     =============



See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                                                   Years ended June 30,
                                                                      ------------------------------------------
                                                                              1997           1996           1995
                                                                      ------------    -----------    -----------

Cash flows from operating activities:
     Cash received from product sales, contracts and licenses          $   116,692    $    61,376    $    25,633
     Cash paid to suppliers, employees and service providers              (195,890)       (73,738)       (34,113)
     Interest received                                                       5,873          4,776          1,239
     Interest paid                                                            (142)          (228)          (225)
                                                                       -----------    -----------    -----------

     Net cash provided (used) by operating activities                      (73,467)        (7,814)        (7,466)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments              127,501         59,686         18,000
     Purchases of short-term investments                                   (91,227)      (118,224)        (6,129)
     Purchase of  property and equipment                                   (12,372)        (3,252)        (1,978)
     Cost to acquire Alanex, net of cash acquired                              608              0              0
                                                                       -----------    -----------    -----------

     Net cash provided (used) by investing activities                       24,510        (61,790)         9,893
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                             85,354         82,515            678
     Principal payments under equipment leases                                (394)          (373)          (613)
     Increase (decrease) in long-term debt, net                                 30           (445)          (238)
                                                                       -----------    -----------    -----------

     Net cash provided (used) by financing activities                       84,990         81,697           (173)
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                        36,033         12,093          2,254
Cash and cash equivalents at beginning of year                              16,451          4,358          2,104
                                                                       -----------    -----------    -----------

Cash and cash equivalents at end of year                               $    52,484    $    16,451    $     4,358
                                                                       ===========    ===========    ===========

Reconciliation of net loss to net cash provided (used)
  by operating activities:
     Net loss                                                          $   (42,806)   $   (19,523)   $   (12,939)
     Depreciation and amortization                                           3,910          2,411          2,455
     Write-off of in-process technology purchased                           57,500              0              0
     Change in deferred tax assets                                         (43,800)             0              0
     Net (increase) decrease in inventory                                  (58,547)             0              0
     Net (increase) decrease in accounts receivable and other
     current assets                                                        (28,209)        (1,198)             4
     Net increase (decrease) in accounts payable, accrued
     liabilities, deferred revenue and other liabilities                    38,485         10,496          3,014
                                                                       -----------    -----------    -----------

Net cash provided (used) by operating activities                       $   (73,467)   $    (7,814)   $    (7,466)
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company and its significant accounting policies

     The Company

     Agouron Pharmaceuticals, Inc. ("Agouron" or the "Company") was incorporated in the state of California on June 22, 1984 and is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of small molecule drugs engineered to inactivate proteins which play key roles in cancer, AIDS, and other serious diseases. The Company, through its own sales and marketing force, is currently marketing VIRACEPTAE (nelfinavir mesylate), an inhibitor of the HIV protease, which was cleared for marketing by the United States Food and Drug Administration ("FDA") in March 1997. The Company intends to commercialize any subsequently developed products through its own sales and marketing force in certain markets or, when appropriate, through manufacturing and marketing relationships with other pharmaceutical companies.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Alanex Corporation ("Alanex"), the results of which are reflected since its acquisition in a purchase transaction valued at approximately $62,300,000. All significant intercompany accounts and transactions have been eliminated.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

     At June 30, 1997, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd ("Roche") will continue in accordance with their agreement terms. As such, approximately $23,737,000 of cash received from JT and $3,000,000 of cash received from Roche have been classified as deferred contract revenue. Approximately $22,300,000 of the cash received from JT represents JT's advance of the Company's VIRACEPT development funding obligation through December 1997. Such amounts are to be repaid by the Company out of future profits, if any, generated by sales of VIRACEPT in the United States. The balance of the payments from JT and Roche are non-refundable and are being recognized as contract revenue on a prospective basis generally as collaborative program expenses are incurred. Should any of the underlying collaborations be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would immediately be recognized as revenue by the Company.

     Cash and cash equivalents

     The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Included in cash and cash equivalents at June 30, 1997 is $2,000,000 which has been pledged as collateral for certain commercial letters of credit.

     Short-term investments

     Short-term investments consist principally of government or government agency securities, corporate notes and bonds, commercial paper and certificates of deposit with original maturities of three to thirty-six months. The Company has classified its short-term investments as available-for-sale. Included in short-term investments at June 30, 1997 and 1996 is $588,000 and $1,156,000 of accrued interest receivable.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Concentration of credit and market risk and off balance sheet risk

     The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any material losses from such investments in 1997, 1996 or 1995.

     Financial instruments and risk management

     The Company has contract manufacturing operations in Europe and Asia. Accordingly, the Company from time-to-time enters into forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. At June 30, 1997, the Company had several forward contracts with maturities of less than three months to purchase Japanese yen for approximately $4,095,000. These contracts are designated and effective as hedges and, accordingly, gains and losses are recognized in the same period the offsetting gains and losses of hedged transactions are realized and recognized.

     Property and equipment

     Property and equipment is recorded at cost. Depreciation is computed using principally the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease.

     Purchased intangibles

     In conjunction with the acquisition of Alanex, the Company has recorded purchased intangibles (primarily drug discovery technology and chemical compound libraries) which are being amortized on a straight-line basis over their estimated useful lives of seven years.

     Product sales

     In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. The Company has the exclusive right to market VIRACEPT in North America. Accordingly, in March, the Company began shipping VIRACEPT to wholesalers throughout the United States. The Company recognizes sales revenue upon shipment. Sales are reported net of discounts, rebates, chargebacks and product returns.

     Also included in product sales are sales (at cost plus contractually determined mark-ups) to Roche of clinical and commercial drug supplies to be used by Roche in its licensed territory. The Company will receive a royalty on Roche's subsequent commercial sales of such supplies.

     Contract revenues

     Contract revenues are earned and recognized generally as contract research costs are incurred according to the provisions of each collaborative agreement. Amounts received in advance of performance are recorded as deferred revenue. Contract milestone payments are recognized as revenues upon the completion of the milestone event or requirement.

     License fees

     License fees are recognized as revenue when earned as generally evidenced by certain factors including: receipt of such fees, satisfaction of any performance obligations and the non-refundable nature of such fees.

     Research and development costs

     Research and development costs are expensed in the period incurred.

     Income tax provision (benefit)

     The Company records a provision (benefit) for income taxes using the liability method. Current income tax expense (benefit) generally is the amount of income taxes expected to be payable for the current year. Deferred taxes are recorded by applying applicable tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return.

     Stock-based compensation plans

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to continue to account for stock options and stock-based awards in accordance with APB Opinion No. 25 ("Accounting for Stock Issued to Employees"). Accordingly, the Company has provided in Note 7 the pro-forma disclosures required by FAS 123.

     Statement of cash flows

     For purposes of the Statement of Cash Flows, cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less. Non-cash financing and investing activities are comprised primarily of capital lease obligations (which were $2,355,000, $457,000 and $17,000 for 1997, 1996 and 1995) and the acquisition of Alanex in 1997.

     New accounting standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing earnings per share. Earlier application is not permitted. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and is generally higher than primary earnings per share. In its consolidated financial statements for the quarter ending December 31, 1997, the Company will disclose basic and diluted earnings (loss) per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings (loss) per share computations, as required. The Company will restate all prior period earnings (loss) per share data upon adoption of FAS 128. The application of FAS 128 for the five years ended June 30, 1997 would not have a material effect on the Company's per share data presented for those periods.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 -  Short-term investments

     The cost of the Company's investment portfolio by type of security and contractual maturity in the balance sheet is as follows:

(Dollars in thousands)                                                              June 30,
                                                                       ---------------------------------
                                                                                1997                1996
                                                                       -------------      --------------
              Type of security:
                  Corporate debt securities                            $      24,401      $        8,535
                  U.S. Treasury securities and obligations
                      of U.S. government agencies                             11,994              62,883
                  Other interest-bearing securities                            2,438               3,006
                                                                       -------------      --------------

                                                                       $      38,833      $       74,424
                                                                       =============      ==============

              Contractual maturity:
                  Maturing in less than twelve months                  $      35,827      $       69,414
                  Maturing between twelve and
                      twenty-one months                                        3,006               5,010
                                                                       -------------      --------------

                                                                       $      38,833      $       74,424
                                                                       =============      ==============

     The cost of securities sold is based upon the specific identification method. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at June 30, 1997 and 1996. Realized gains and losses on the disposal of available-for-sale securities during 1997 totaled $12,000 and $4,000, respectively. During 1996 such gains totaled $22,000. During 1995, such gains and losses totaled $3,000 and $7,000, respectively.

Note 3 - Composition of certain financial statement captions

                                                                                         June 30,
                                                                                --------------------------
                                                                                      1997            1996
                                                                                ----------     -----------
(Dollars in thousands)

Accounts receivable:
     Trade, net of an allowance for doubtful accounts of $60                    $   26,055     $         0
     Employee                                                                          269             211
     Contract                                                                        4,668           2,645
     Other                                                                             383             110
                                                                                ----------     -----------

                                                                                $   31,375     $     2,966
                                                                                ==========     ===========

Inventories:
     Raw materials                                                              $   18,462     $         0
     Work in process                                                                39,421               0
     Finished goods                                                                    917               0
                                                                                ----------     -----------

                                                                                $   58,800     $         0
                                                                                ==========     ===========

Property and equipment, net:
     Scientific instrumentation                                                 $   16,614     $     9,353
     Computer equipment                                                              8,892           6,881
     Leasehold improvements                                                         10,804           3,184
     Furniture and fixtures                                                          2,464           1,228
                                                                                ----------     -----------

                                                                                    38,774          20,646
     Less accumulated depreciation and amortization                                (16,161)        (13,710)
                                                                                ----------     -----------

                                                                                $   22,613     $     6,936
                                                                                ==========     ===========

Accrued liabilities:
     Vacation                                                                   $    1,932     $       735
     Payroll taxes                                                                   1,670               4
     Commissions                                                                       469               0
     Clinical studies                                                                3,578           3,207
     Other                                                                           1,240             381
                                                                                ----------     -----------

                                                                                $    8,889     $     4,327
                                                                                ==========     ===========


Note 4 - Significant contract arrangements

     Roche

     In January 1997, the Company and JT granted Roche certain exclusive marketing rights to VIRACEPT in Europe and other countries outside North America, Japan and Asia. For such rights, the Company received and recognized as revenue in January 1997, an initial license fee of $9,000,000 and will, upon approval of VIRACEPT in Europe, receive an additional license fee of $11,000,000 and subsequent royalties based either on Roche's sales of VIRACEPT or, in certain circumstances, Invirase(R) (saquinavir), Roche's HIV protease inhibitor.

     Subsequent to the end of fiscal 1997, the Company and JT granted Roche certain exclusive marketing rights to VIRACEPT in several Asian territories. For such rights, the Company received a license fee of $2,000,000 during the first quarter of fiscal 1998 and will, upon approval in one of the Asian territories, receive an additional license fee of $1,000,000 and subsequent royalties as described above.

     In June 1996, Agouron granted Roche worldwide development rights in two anti-cancer drugs currently being developed by the Company and agreed to collaborate with Roche on an additional early-stage anti-cancer drug discovery program. In return for rights to the Company's most advanced anti-cancer drug (THYMITAQ) and an earlier stage anti-cancer compound (AG3340), Roche has paid $15,000,000 in initial license fees and has agreed to pay milestone payments of up to $40,000,000 and to bear 80% of the future development costs of these two drugs. In North America, the Company and Roche will cooperatively market the two drugs and will share equally in resulting profits. Outside of North America, Roche will lead commercialization efforts and pay royalties to the Company or, in certain circumstances, will share profits with the Company. For similar commercial rights to compounds generated in a collaborative research program focused on cyclin-dependent kinases (initially targeting the enzyme cdk4), Roche is to provide annual research support to the Company of $3,000,000 as well as subsequent milestone payments of up to $20,000,000 and has agreed to bear 80% of any post-research development costs. The Company also has a right in North America to commercialize a Roche anti-cancer product to be named in the future. The Company received and recognized as revenue in June 1996, the initial license payments of $15,000,000.

     Under the terms of the combined agreements with Roche, the Company incurred
costs  of  $17,854,000  and  recognized   corresponding   contract  revenues  of
$14,270,000 for the year ended June 30, 1997.

     In June 1996, the Company completed a three-year agreement with Syntex (U.S.A.) Inc. (now a subsidiary of Roche), to collaborate on the discovery of novel matrix metalloprotease inhibitor drugs. Each company may pursue further discovery or development efforts in this program area at its sole discretion and expense with no subsequent obligations to the other company. Under the agreement, the Company incurred costs and recognized corresponding revenues of $3,013,000 during the year ended June 30, 1996. The Company funded a portion of the activities associated with this collaboration on its own account.

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

     Under the provisions of JT 1994, the Company will have exclusive rights to develop, manufacture and market anti-hepatitis C, anti herpes and anti-cytomegalovirus drugs in the United States, Canada and Mexico. JT will have exclusive rights to develop, manufacture and market these drugs in Japan, Taiwan and South Korea. Outside the countries in which they respectively have exclusive rights, Agouron and JT will have co-exclusive rights to manufacture and market jointly developed anti-hepatitis C, anti-herpes and anti-cytomegalovirus drugs. Each company will pay royalties to the other based upon their respective sales of anti-hepatitis C, anti-herpes and anti-cytomegalovirus drugs. Under the provisions of JT HIV, Agouron will retain exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to JT's right of first refusal) in the United States, Canada and Mexico. JT was granted exclusive commercial rights to VIRACEPT (with the right to sublicense, subject to Agouron's right of first refusal) in Japan and certain other countries in Asia. Exclusive commercial rights (with the right to sublicense) in Europe, Asia and certain other countries in the world have been licensed by the Company and JT to Roche. The Company and JT will share profits and/or royalties equally from the worldwide commercialization of VIRACEPT.

     Under the combined terms of the agreements, the Company has incurred costs of $71,825,000, $46,969,000, and $19,211,000 and recognized corresponding contract  revenues of  $48,886,000,  $37,197,000  and  $22,881,000 for the years ended June 30, 1997, 1996 and 1995.

The substantive collaborations of the Company's newly acquired wholly-owned subsidiary, Alanex Corporation, are described below.

     Roche Bioscience

     In April 1997, Alanex and Roche Bioscience entered into a three-year library screening and license agreement under which Alanex will provide compounds from its exploratory libraries on a nonexclusive basis to Roche Bioscience. The agreement provides for Roche Bioscience to pay a nonrefundable fee of $1,000,000 which was received and recognized as license fee revenue in May 1997. Roche Bioscience is to pay $6,000,000 over the three-year period during which library compounds are provided. In addition, Roche Bioscience is obligated to make additional payments upon the achievement of certain milestones. Under the terms of the agreement, Roche Bioscience has an option for an exclusive royalty bearing license to active leads that arise from the screening of the Alanex libraries.

     In June 1996, Alanex and Roche Bioscience entered into a three-year collaboration agreement targeting the treatment of pain. Roche Bioscience is obligated to make certain payments upon the achievement of defined milestones. In addition, during the term of the agreement, Roche Bioscience will provide a minimum of $5,500,000 to support research at Alanex. The agreement provides Roche Bioscience an exclusive worldwide license to commercialize any compounds resulting from the research that is selected by Roche Bioscience for further development and to pay royalties to Alanex on any sales of products developed from the collaboration.

     Under all agreements with Roche Bioscience, Alanex incurred costs of $376,000 and recognized corresponding contract revenues of $466,000 for the two months ending June 30, 1997 (the period subsequent to its acquisition by Agouron).

     Novo Nordisk

     In October 1995, Alanex and Novo Nordisk entered into a three-year collaboration agreement for the characterization of drugs for the treatment of diabetes. Novo Nordisk is obligated to provide up to $4,500,000 of funding to support research at Alanex in the field of the collaboration and to make additional payments to Alanex upon the achievement of certain milestones. The agreement grants Novo Nordisk an option to obtain an exclusive worldwide license to develop and commercialize any drug candidate arising from the collaboration which they elect to pursue. Alanex will receive royalties on the sales of any such drug.

     Under the agreement, Alanex incurred costs of $382,000 and recognized corresponding contract revenues of $475,000 for the two months ending June 30, 1997.

Note 5 - Long-term debt

     Long-term debt and capital lease obligations are as follows:

                                                                                      June 30,
                                                                         -------------------------------

                                                                                  1997              1996
                                                                         -------------    --------------
(Dollars in thousands)

Notes payable, secured with personal property and a                      $         142    $          486
     certificate of deposit; interest at CD rate plus 1.5%,
       maturing June 1997 and November 1998

Capital leases with interest rates between 5.86% and 16.5%,                      2,462               501
     maturing at various dates through December 2001.

Unsecured,  non-interest  bearing,  term  obligation;
     face value of $4,500,000; discounted  to an  8.95%
     effective  rate,  includes  imputed  interest  of $262,000
     due June 28, 2001.                                                          3,194                 0

Term obligation for tenant improvements, interest
     at 11% per annum, payable in monthly installments
     maturing October 1997 and April 2002.                                       2,668                 0
                                                                         -------------    --------------

Total long-term debt and capital lease obligations                               8,466               987

Current portion of long-term debt                                               (2,526)             (486)
                                                                         -------------    --------------

Long-term debt                                                           $       5,940    $          501
                                                                         =============    ==============

     Maturities of long-term debt,  excluding  capital  leases,  are as follows:
1998 - $1,870,000;  1999-  $243,000;  2000 - $225,000;  2001 - $251,000;  2002 -
$4,721,000 and thereafter $0, less imputed interest of $1,306,000.

Note 6 - Income taxes

(Dollars in thousands)

     The components of the provision (benefit) for income taxes are as follows:

          Year ended June 30,                             1997         1996         1995
                                                     ---------    ---------     --------
          Current:
              Federal                                $       0    $       0     $      0
              State                                          1            1            1
              Foreign                                    1,222          933          863
                                                     ---------    ---------     --------
                                                         1,223          934          864
                                                     ---------    ---------     --------

          Deferred:
              Federal                                  (37,800)           0            0
              State                                     (6,000)           0            0
              Foreign                                        0            0            0
                                                     ---------    ---------     --------
                                                       (43,800)           0            0
                                                     ---------    ---------     --------

                                                     $ (42,577)   $     934     $    864
                                                     =========    =========     ========

     The reconciliation of income tax from loss before income taxes computed at the federal statutory rate (34%) to the Company's actual income tax provision is as follows:

          Year ended June 30,                             1997         1996         1995
                                                     ---------    ---------     --------
      Tax at U.S. federal statutory rate             $ (29,030)   $  (6,320)    $ (4,106)
      State taxes, net of federal benefit                    1            1            1
      Foreign taxes                                      1,222          933          863
      Purchase accounting book/tax basis differences    19,781            0            0
      Change in valuation allowance                    (42,449)       6,245        4,076
      Other                                                415           75           30
      Adjustments to carryover amounts                   7,483            0            0
                                                     ---------    ---------     --------
                                                     $ (42,577)   $     934     $    864
                                                     =========    =========     ========

     The Company's deferred tax assets and liabilities are as follows:

                                                             June 30
                                                    ----------------------
                                                         1997         1996
                                                    ---------    ---------
          Deferred revenue                           $       0    $   4,694
          Book and tax depreciation/amortization
            differences                                    831        2,117
          Accrued liabilities                            1,363          807
          Net operating loss carryforwards              49,348       26,593
          Foreign tax credits                                0        3,746
          Research and development tax credits           5,676        4,492
          Uniform capitalization                         1,100            0
          Other                                         (2,418)           0
                                                     ---------    ---------
                                                        55,900       42,449
          Valuation allowance                                0      (42,449)
                                                     ---------    ---------
          Deferred taxes, net                        $  55,900    $       0
                                                     =========    =========

     The Company has not recorded current provisions for any United States income taxes due to net operating losses for tax reporting purposes. At June 30, 1997, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $135,000,000 expiring from 2000 to 2012. The net operating loss includes the tax benefit related to the exercise of stock options, which benefit was recorded to common stock. The Company also has federal research and development credit carryforwards of approximately $3,400,000 at June 30, 1997. The future utilization of net operating loss carryforwards for federal and state income tax purposes may be impacted by the issuance of additional equity securities.

     The Company has net  operating  loss and  research and  development  credit
carryforwards  of  approximately   $31,100,000  and  $2,200,000  for  state  tax
reporting purposes at June 30, 1997, expiring from 1998 to 2002.

     Based on its fourth quarter pre-tax profit (excluding the non-recurring charge associated with the acquisition of Alanex) and its estimates of future taxable income, the Company believes that it is more likely than not that its deferred tax assets (comprised mostly of net operating loss carryforwards and research credits) will be realized and has therefore recorded the full tax benefit of its deferred tax assets as of June 30, 1997.

     Foreign tax expense represents certain withholding taxes associated with collaboration payments from JT.

Note 7 -  Stockholders' equity

     Stock Options

     The Company has five stock option plans whereby 6,409,042 shares of the Company's common stock have been reserved for issuance to its officers, directors, employees and consultants. The plans, as amended, are administered by the Board of Directors or its designees and provide generally that, for incentive stock options, the exercise price shall not be less than the fair market value of the shares at the date of grant and, for certain non-qualified stock options, the price shall not be less than 85% of the fair market value of the shares at the date of grant and may be at any price determined by the Board of Directors for others. The options expire not later than ten years from the date of the grant and generally become exercisable ratably over a four year period beginning one year from the grant date. At June 30, 1997, 1,077,078 options have been exercised, 1,749,672 were exercisable and 922,319 shares of common stock remain available for grant. The following table summarizes stock option activity for 1995 through 1997:

                                                                              Shares                Prices
                                                                       -------------    ------------------
           Outstanding June 30, 1994                                       1,905,439

                Options granted                                              773,275    $  10.13 - $ 24.50
                Options exercised                                            (49,125)       5.40 -   15.50
                Options canceled                                             (43,897)       7.88 -   16.13
                                                                       -------------

           Outstanding June 30, 1995                                       2,585,692         .47 -   24.50

                Options granted                                            1,162,475       23.56 -   46.00
                Options exercised                                           (293,206)       5.40 -   18.38
                Options canceled                                             (40,604)       7.88 -   39.13
                                                                       -------------

           Outstanding June 30, 1996                                       3,414,357        5.40 -   46.00

                Alanex options assumed                                       189,042         .53 -    7.96
                Options granted                                            1,399,250       30.38 -   94.25
                Options exercised                                           (490,236)        .53 -   44.38
                Options canceled                                            (102,768)       8.63 -   72.69
                                                                       -------------

           Outstanding June 30, 1997                                       4,409,645    $    .53 - $ 94.25
                                                                       =============

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1997:


                                                 Options Outstanding                      Options Exercisable
                                 ------------------------------------------------     ----------------------------
                                   Number           Weighted         Weighted            Number          Weighted
                                 Outstanding        Average           Average          Exercisable        Average
          Ranges of Exercise        as of           Remaining        Exercise             as of          Exercise
          Prices                June 30, 1997     Life (years)         Price          June 30, 1997       Price
                                -------------    --------------   ---------------     -------------     ----------

          Less than $16.25         1,717,954               6.21   $        11.43        1,313,059    $       11.60
          $16.25 to $44.38         1,530,441               8.64            35.85          430,863            33.79
          $44.38 to $82.00         1,088,750               9.33            71.80            5,750            60.29
          Greater than $82.00         72,500               9.73            87.92                0               --
                               -------------     --------------   --------------    -------------    -------------
                                   4,409,645               7.88   $        36.07        1,749,672    $       17.23
                               =============     ==============   ==============    =============    =============

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock-based plans been determined based upon the fair value method prescribed under FAS 123, the Company's net loss and related net loss per share would have been increased to the following pro-forma amounts:

(In thousands, except per share amounts)                   1997          1996
                                                      ---------      --------

                  Net loss
                    As reported                       ($42,806)     ($19,523)
                    Compensation expense:
                      Stock options                     (9,496)       (1,133)
                      Employee stock purchase plan        (394)         (204)
                                                      --------      --------
                    Pro-forma                         ($52,696)     ($20,860)
                                                      ========      ========

                  Net loss per share
                    As reported                         ($3.18)       ($1.98)
                    Pro-forma                           ($3.91)       ($2.12)

     The weighted-average fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for 1997 and 1996: expected volatility of 50 percent; risk-free interest rate of 6.1 percent; an average expected life of four years and no dividends. The weighted average fair value of stock option grants was $30.50 per share in 1997 and $17.93 per share in 1996.

     In connection with its acquisition of Alanex Corporation, the Company assumed all of the issued and outstanding options of Alanex which resulted in options to purchase an aggregate of 189,042 shares of the Company's common stock at exercise prices ranging from $.53 to $7.96 per share.

     Employee Stock Purchase Plan

     The Company has a stock purchase plan in which eligible employees may purchase shares of the Company's common stock through payroll deductions. A total of 250,000 shares of common stock have been reserved for issuance under the plan, of which 120,495 shares remain available for purchase at June 30, 1997. Funds deducted from participating employees' salaries are used to purchase common stock at prices equal to 85% of the fair market value of the common stock on either the first or last day of a purchase period. During 1997, 4,865 shares were issued at a price of $28.58 per share, 23,518 shares were issued at a price of $34.74 per share and 7,536 were issued at a price of $57.38. During 1996, 6,131 shares were issued at a price of $9.88 per share, 23,240 shares were issued at a price of $19.98 per share and 4,828 shares were issued at a price of $28.58 per share. During 1995, 25,524 shares were issued at a price of $9.24 per share and 6,145 shares were issued at a price of $9.88 per share.

     Under FAS 123, pro-forma compensation expense equal to the fair value of the purchase rights granted under the employee stock purchase plan was estimated using the Black-Scholes model with the following assumptions for 1997 and 1996: an expected life of one year; expected volatility of 50 percent; a risk-free interest rate of 5.6 percent; and no dividends. The weighted-average fair value of purchase rights granted was $11.91 per share in 1997 and $6.94 per share in 1996.

     Warrants

     In connection with its acquisition of Alanex Corporation, the Company assumed an issued and outstanding warrant to purchase Alanex common stock. Accordingly, at June 30, 1997, a warrant to purchase an aggregate of 84,761 shares of the Company's common stock at an exercise price of $8.02 per share was outstanding. Pursuant to the merger agreement with Alanex, 20% of the warrant shares are subject to certain restrictions through May 1998. In July 1997, the warrant was exercised in its entirety generating net proceeds to the Company of approximately $679,800.

     Stockholder rights plan

     On November 7, 1996, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). Under the terms of the Plan, stockholders of record as of November 21, 1996, received a dividend of one Preferred Stock Purchase Right ("Right(s)") for each share of common stock held on that date. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock (such person or group, a "15% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock. Each Right will entitle stockholders to buy one one-ten thousandth of a share of Series B Participating Preferred Stock of the Company at an exercise price of $500.00 per share subject to certain antidilution adjustments.

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

Note 8 - Commitments

     Certain scientific instrumentation, computer and other equipment are subject to leases which are classified as capital leases. At June 30, 1997 and 1996, $2,895,000 ($2,629,000, net) and $938,000 ($484,000, net) of such leased equipment are included in property and equipment.

     Rental expenses (principally for leased facilities under long-term operating lease commitments) were $3,509,000, $2,548,000 and $2,198,000 for 1997, 1996 and 1995. Future minimum payments for capital and operating leases at June 30, 1997 are as follows:

                                                      Capital Leases               Operating Leases
                                                      --------------               ----------------
(Dollars in thousands)

           1998                                       $        683                  $        4,850
           1999                                                669                           5,564
           2000                                                558                           3,541
           2001                                                432                           3,285
           2002                                                167                           2,088

           Thereafter                                            0                           4,309
                                                      ------------                  --------------

           Total minimum lease payments                      2,509                  $       23,637
                                                                                    ==============
           Less amount representing interest                   (47)
                                                      ------------

           Obligations under capital leases           $      2,462
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

Note 9 - Alanex acquisition

     On April 28, 1997, the Company executed a merger agreement with Alanex Corporation, a research company. Under the terms of the merger agreement, Alanex will operate as a wholly-owned subsidiary of Agouron.

     Under the terms of the completed transaction, each issued and outstanding share of Alanex common stock was exchanged for approximately .188 shares of Agouron common stock and the Company assumed all issued and outstanding options and warrants to purchase shares of common stock of Alanex at the previously noted exchange rate. For all outstanding shares of common stock and related options and warrants, approximately 995,921 shares of Agouron common stock will be issued, subject to certain escrow, vesting and other limitations or restrictions. Such shares had an aggregate fair market value on the measurement date of approximately $61,000,000 and transaction costs were approximately $1,300,000. Of the total purchase price (including transactions costs), $57,500,000 was allocated (as more fully described below) to certain intangible assets and expensed as in-process technology and approximately $4,800,000 was allocated to certain tangible and intangible assets and capitalized.

     The identifiable intangibles of Alanex include several drug research and discovery programs, a proprietary drug discovery technology, a chemical compound library and an assembled work force. These intangibles were valued using either a replacement cost approach (work force, library and proprietary technology) or an income approach (research programs). Values assigned to the chemical compound library and proprietary drug discovery technology have been capitalized as such intangibles are of a general nature and may have a number of alternative future uses. Values assigned to the drug discovery programs have been expensed as such programs are pursuing specific drug targets or chemical compounds, the technological feasibility of which having not been demonstrated, and there may be no alternative future uses for such targets or chemical compounds if the programs are ultimately less than successful.

     The Company's statement of operations includes the results of operations related to the acquisition for the two months ending June 30, 1997. The following are unaudited pro-forma results of operations as if the transaction had been consummated on July 1, 1995:

(In thousands except for per share amounts.)

         Year ended June 30,                                               1997              1996
                                                                       -------------    -------------
                                                                        (unaudited)       (unaudited)


         Revenues                                                      $     138,872    $      62,392
                                                                       =============    =============

         Net income (loss)                                             $      14,276    $     (19,421)
                                                                       =============    =============

         Net income (loss) per common share                            $        1.02    $       (1.83)
                                                                       =============    =============

         Net income (loss) per common share after giving
           effect to 2-for-1 stock split declared on July 30, 1997     $         .51    $        (.92)
                                                                       =============    =============

Note 10 - Subsequent event

     On July 30, 1997, the Company's Board of Directors approved a two-for-one stock split in the form of a special stock dividend of one share of common stock for each share of the Company's common stock outstanding. The record date of the transaction is August 15, 1997 and the distribution date will be August 26, 1997. In applying the effect of the two-for-one stock split on a retroactive basis, reported net losses per common share for the fiscal years ended June 30, 1997, 1996 and 1995 would have been $1.59, $.99 and $.89, respectively, and total shares outstanding at June 30, 1997 and 1996 would have been 29,429,920 and 21,463,374, respectively.

Note 11 - Quarterly financial data (unaudited)

(In thousands, except for
per share amounts)

                                                                   Quarter Ended
                                        ------------------------------------------------------------------
                                         September 30       December 31         March 31        -  June 30
                                        -------------     -------------    -------------     -------------

1996
Product sales                           $           0     $           0    $           0     $           0
Gross margin from product sales                     0                 0                0                 0
Net loss                                       (2,523)           (4,132)         (11,006)           (1,862)
Net loss per common share                       (0.33)           (0.40)            (1.04)            (0.17)

1997
Product sales                           $           0     $           0    $      13,401     $      43,568
Gross margin from product sales                     0                 0            7,378            24,992
Net loss                                      (14,447)          (12,556)          (4,999)          (10,804)
Net loss per common share                       (1.15)           (0.93)            (0.37)            (0.76)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                  Name                          Age                        Position
                  ----                          ---                        --------

           Peter Johnson                         52           President, Chief Executive Officer and Director

           Marvin R. Brown, M.D.                 50           Vice President

           Neil J. Clendeninn, M.D., Ph.D.       48           Corporate Vice President, Clinical Affairs

           Steven S. Cowell                      48           Corporate Vice President, Finance and Chief
                                                                Financial Officer

           William C. Denby                      42           Vice President, Head of Marketing and Sales

           Gary E. Friedman                      50           Corporate   Vice    President,    General    Counsel,
                                                              Secretary and Director

           Donna C. Nichols                      40           Vice President, Head of Corporate Communications

           Barry D. Quart, Pharm.D.              40           Senior Vice President, Head of Drug Development

           R. Kent Snyder                        43           Senior Vice President, Head of Commercial Affairs

           Michael D. Varney                     39           Vice President, Head of Research

           Stephanie Webber                      49           Vice President, Head of Development Pharmacology

           Glenn R. Zinser                       54           Corporate Vice President, Head of Operations

           John N. Abelson, Ph.D.(1)             58           Director

           Patricia M. Cloherty(2)               55           Director

           A.E. Cohen(1)                         61           Director

           Michael E. Herman(1)                  56           Director

           Irving S. Johnson, Ph.D.              72           Director

           Antonie T. Knoppers, M.D.(2)          82           Director

           Melvin I. Simon, Ph.D. (2)            60           Director

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

     Marvin R. Brown joined the Company in June 1997 as vice president. In 1991, Dr. Brown founded Alanex and, from 1993 until joining the Company, served as president, chief executive officer and chairman of the board of Alanex. Prior to joining Alanex, Dr. Brown served as professor of medicine and surgery and director of the peptide biology laboratory at the University of California, San Diego from 1986 through 1991 and was on the faculty of the Salk Institute for Biological Studies from 1975 to 1986. Dr. Brown received his M.D. from the University of Arizona.

     Neil J. Clendeninn joined the Company in February 1993 as vice president, clinical affairs. In June 1997, Dr. Clendeninn was promoted to corporate vice president. From 1985 until joining the Company, Dr. Clendeninn held various positions with Burroughs Wellcome Co., including head of the chemotherapy section from 1988. From 1981 through 1985, Dr. Clendeninn worked with the clinical oncology and clinical pharmacology groups at the National Institutes of Health. Dr. Clendeninn received a M.D. and a Ph.D. in pharmacology from New York University.

     Steven S. Cowell joined the Company in August 1991 as vice president, finance and chief financial officer. In June 1997, Mr. Cowell was promoted to corporate vice president. From 1982 until joining the Company, Mr. Cowell held various positions, the most recent of which was vice president and controller at Cetus Corporation, a public biotechnology company primarily engaged in the development, manufacture and marketing of pharmaceutical products. Mr. Cowell is a Certified Public Accountant in California and received a B.S. in business administration from the University of California, Berkeley.

     William C. Denby joined the Company in 1995 and in June 1997 was named vice president, head of marketing and sales. Previously, Mr. Denby served as senior director of marketing and sales. From 1978 until joining the Company, Mr. Denby held various positions at Marion Laboratories, Inc. (now Hoechst Marion Roussel), including strategic planning manager and managed care marketing manager. Mr. Denby received a B.A. in English from the State University of New York, and holds a M.B.A. in Finance from Rockhurst College.

     Donna C. Nichols joined the Company in 1987 and in June 1997 was named vice president, head of corporate communications. Previously, Ms. Nichols held various positions within the Company, most recently as senior director, corporate communications. Ms. Nichols attended Kent State University.

     Gary E. Friedman, a founder of the Company, has served as a director since its inception, as the secretary of the Company since May 1986 and as vice president and general counsel since December 1991. In June 1997, Mr. Friedman was promoted to corporate vice president. Previously, from 1982 until December 1991, Mr. Friedman was a principal of the law firm of Friedman, Jay & Cramer, a Professional Corporation. Mr. Friedman is a California Certified Specialist in Taxation. Mr. Friedman received a J.D. and a M.B.A. from the University of California, Berkeley and a L.L.M. in taxation from the University of San Diego.

     Barry D. Quart joined the Company in June 1993 as vice president, regulatory affairs. In June 1997, Mr. Quart was named to senior vice president, head of drug development. From 1983 until joining the Company, Dr. Quart held various positions with Bristol-Myers Squibb Company, including executive director of international regulatory affairs from 1992. Dr. Quart received a Pharm.D. in clinical pharmacy from the University of California, San Francisco.

     R. Kent Snyder joined the Company in July 1991 as vice president, business development. In June 1995, Mr. Snyder's title was changed to vice president, commercial affairs and in June 1997, he was named senior vice president, corporate affairs. From 1982 until joining the Company, Mr. Snyder held various positions with Marion Laboratories, Inc. (now Hoechst Marion Roussel), including director of U.S./European licensing. Prior to his employment at Marion, from 1978 to 1982, he held various sales and marketing positions with Hoffmann-LaRoche Ltd. Mr. Snyder received a M.B.A. from Rockhurst College.

     Michael D. Varney joined the Company in 1987 and in June 1997 was promoted to vice president, head of research. A synthetic organic chemist, Dr. Varney has been involved in all aspects of drug discovery at the Company since its inception. Dr. Varney received his B.S. in Chemistry from UCLA and Ph.D. in Natural Product Synthesis from the California Institute of Technology. Before joining the Company, he completed postdoctoral research in Bioorganic Chemistry at Columbia University.

     Stephanie Webber joined the Company in 1988 and in June 1997 was promoted to vice president, head of development pharmacology. Previously, Dr. Webber served as senior director, pharmacology and toxicology. From 1980 to 1988, Dr. Webber was a research fellow at the Scripps Clinic and Research Foundation. She received her B.S. in Biology from the University of Sussex, England, and holds a Ph.D. in Zoology from the University of London.

     Glenn R. Zinser joined the Company in 1987 and, since July 1, 1995, has served as vice president, operations. In June 1997, Mr. Zinser was promoted to corporate vice president, head of operations. Previously, from 1987 through June 1995, Mr. Zinser held various management positions with the Company, including senior director, operations from July 1993 through June 1995. Mr. Zinser received a M.B.A. from the University of California, Los Angeles.

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

     A.E. Cohen joined the Board in March 1992. Mr. Cohen is an independent management consultant. From 1957 until his retirement in January 1992, Mr. Cohen held various positions at Merck & Co., Inc., including senior vice president and president of the Merck Sharp & Dohme International Division. Currently, Mr. Cohen is the chairman of the board of Neurobiological Technologies, Inc. and is a member of the board of directors of Akzo N.V., Teva Pharmaceutical Industries Ltd., Vasomedical, Inc., Vion Pharmaceuticals, Inc., Smith Barney (Mutual Funds), and Blue Stone Capital Partners, L.P., all of which are public companies. Mr. Cohen also serves as a consultant to MeesPierson Inc., The
Population Council and Chugai Pharmaceutical Co. Ltd., Tokyo ("Chugai"), and serves as a director of Chugai's U.S. subsidiary companies.

    Michael E. Herman joined the Board in October 1992. Mr. Herman is a private investor, as well as president and chief operating officer of the Kansas City Royals Baseball Team. From October 1974 until his retirement in 1990, Mr. Herman held various positions at Marion Laboratories, Inc. (now Hoechst Marion Roussel), including executive vice president and chief financial officer. Currently, Mr. Herman serves as chairman of the finance committee of the Ewing Marion Kauffman Foundation, a private foundation located in Kansas City, where from 1985 through 1990, he was the president and chief operating officer. Mr. Herman is also a member of the board of directors of Cerner Corporation, Seafield Capital and SLH Corporation, all of which are public companies, and serves on the board of directors of several private companies.

     Irving S. Johnson joined the Board in May 1989. Dr. Johnson is an independent consultant in biomedical research working with numerous private companies. From 1953 until his retirement in November 1988, Dr. Johnson held various positions at Eli Lilly and Company, including vice president of research from 1973 until 1988. Dr. Johnson also served on several committees of the National Academy of Sciences, the Office of Technology Assessment and the
National Institutes of Health. Currently, he is a member of the board of directors of Allelix Biopharmaceuticals Inc. and Ligand Pharmaceuticals Incorporated, and is on the scientific advisory board of ELAN Corporation, all of which are public companies. Dr. Johnson received a Ph.D. in developmental biology from the University of Kansas.

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

 (b)          Reports on Form 8-K

     Two reports on Form 8-K were filed during the fourth quarter of fiscal 1997. The first, filed on May 5, 1997, reported the execution by the Company of a Definitive Agreement to acquire Alanex Corporation. The second, filed on June 4, 1997, reported the closing on May 23, 1997 of the acquisition of Alanex Corporation by the Company. Attached to this Form 8-K are the Alanex Corporation balance sheet at December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the three years then ended December 31, 1996.

 (c)          Exhibits

         Exhibit
         Number                             Exhibit
         -------      ---------------------------------------------------------
           2.1(a)     Agreement and Plan of Reorganization dated as of April 28,
                      1997, between  Agouron   Pharmaceuticals,   Inc.,  Agouron
                      Acquisition Corporation and Alanex Corporation.
           3.1(b)     Restated Articles of Incorporation (December 10, 1992).
           3.2(c)     Amended and Restated Bylaws (Restated June 17, 1991).
           4.1(d)     Rights  Agreement  dated  November 7, 1996,  as amended on
                      November  27,  1996,  between the Company and Chase Mellon
                      Shareholder  Services.  L.L.C., which includes, as Exhibit
                      A,  the  Certificate  of  Determination,  Preferences  and
                      Rights of Series B Participating  Preferred Stock as filed with the  California  Secretary  of State on November  20,
                      1996.
         10.01(e)     Office Lease dated March 16, 1990 between Nexus Science
                      Centre--Torrey  Pines Associates and the Company.
         10.02(e)     First  Amendment  to  Lease  dated  May 22,  1990  between
                      Nexus  Science  Centre-Torrey  Pines  Associates  and  the
                      Company.
         10.03(q)     Form of 1990 Incentive Stock Option Agreement.
         10.04(q)     Form of 1990 Non-Statutory Stock Option Agreement for
                      Employees/Officers/Directors.

         Exhibit
         Number                             Exhibit
         -------      ---------------------------------------------------------
         10.05(q)     Form of 1990 Non-Statutory Stock Option Agreement for
                      Consultants.
         10.06(c)     Second  Amendment to Lease dated  January,  1991 between
                      Nexus Science  Centre-Torrey  Pines  Associates  and  the
                      Company
         10.07(c)     1985 Stock Option Plan (Last Amended August 14, 1991).
         10.08(f)     Agouron Pharmaceuticals, Inc. 401(k) Plan (Amended August
                      1992).
         10.09(b)     Agouron Pharmaceuticals, Inc. Employee Stock Purchase Plan
                      (October 15, 1992).
         10.10(b)     Agouron Pharmaceuticals, Inc. Flexible Benefits Plan
                      (December 10, 1992).
         10.11(g)     Agreement  dated June 8, 1993 between Syntex (U.S.A.) Inc.
                      and the Company.  (Portions of the agreement receive
                      confidential  treatment  pursuant to an application filed
                      September 1, 1993; File No. 0-15609).
         10.12(k)     Lease Amendment dated February 17, 1994 between Koll
                      Hancock Torrey Pines and the Company.
         10.13(h)     Agreement  Two  dated  February  28,  1994 between  Japan
                      Tobacco  Inc.  and  the  Company.
                      (Portions of the agreement receive confidential  treatment pursuant to an application  filed April 25, 1994; File No.
                      0-15609).
         10.14(h)     Agreement  Three dated  February 28, 1994  between  Japan
                      Tobacco  Inc.  and the  Company.
                      (Portions of the agreement receive confidential treatment
                      pursuant to an application filed April 25, 1994;
                      File No. 0-15609).
         10.15(i)     Second  Amendment and  Restatement  of Agreement One dated
                      April 22, 1994 (effective December 18, 1992) between Japan
                      Tobacco Inc. and the Company.  (Portions of the  agreement receive confidential  treatment pursuant to an application filed September 9, 1994; File No.
                      0-15609).
         10.16(j)     Development  and License Agreement dated December 1, 1994
                      between Japan Tobacco Inc. and the Company  (Portions  of
                      the agreement receive confidential treatment pursuant to
                      an application dated January 31, 1995).
         10.17(l)     First  Amendment  to  Development  and  License  Agreement
                      effective  December 1, 1994 between Japan Tobacco Inc. and the Company.  (Confidential  treatment has been  requested for portions of this agreement  pursuant to an application dated January 31, 1996. The underlying agreement was filed as  Exhibit  10.54  on  Form  10-Q  for the  period  ended
                      December  31,   1994,   and   portions   thereof   receive
                      confidential   treatment  pursuant  to  an  order  of  the
                      Securities and Exchange Commission dated June 28, 1995.)
         10.18(j)     Third  Amendment of Agreement One  effective  January 15,
                      1995 between Japan Tobacco Inc. and the  Company (Portions of the agreement receive confidential treatment pursuant
                      to an application dated January 31, 1995).
         10.19(k)     Amended and Restated Lease dated September 13, 1995
                      between Health Science  Properties,  Inc. and the Company.
         10.20(l)     1990 Stock Option Plan (Restated November 2, 1995).
         10.21(m)     Amendment effective January 1, 1996 to the Agouron
                      Pharmaceuticals, Inc. 401(k) Plan.

         Exhibit
         Number                             Exhibit
         -------      ---------------------------------------------------------
         10.22(m)     First Amendment to Agreement Three effective February 29,
                      1996 between Japan Tobacco,  Inc. and the Company.
         10.23(n)     Letter of Intent between Hoffmann-La Roche Inc. of Nutley,
                      New Jersey, F. Hoffmann-La Roche Ltd of Basel, Switzerland
                      (Roche) and the Company  dated June 19,  1996.  (Portions
                      of the Letter of Intent receive confidential treatment
                      pursuant to a request filed June 21, 1996.)
         10.24(o)     Sub-sublease  dated July 24, 1996, between ITT Residential
                      Capital Serving Corporation and the Company.
         10.25(q)     Lease  Amendment  No. 3 dated  October 16, 1996 between
                      John Hancock Life  Insurance  Company and the Company.
         10.26(q)     Lease dated October 25, 1996 between Scripps Jack, Ltd.
                      and the Company.
         10.27(q)     Sublease between The Scripps Research Institute and the
                      Company dated November 4, 1996.
         10.28(q)     Premises  Modification  Agreement dated  November 4, 1996
                      between  The  Scripps  Research Institute and the Company.
         10.29(p)     1996 Stock Option Plan.
         10.30(p)     Form of 1996 Incentive Stock Option Agreement.
         10.31(p)     Form of 1996 Non-Statutory Stock Option Agreement for
                      Employees/Officers/Directors.
         10.32(p)     Form of 1996 Stock Option Agreement for Consultants
         10.33        Lease dated November 8, 1996 between Scripps Jack, Ltd.
                      and the Company.
         10.34        Third  Amendment to  Development  and License  Agreement
                      effective  December 1, 1996 between Japan   Tobacco  Inc.
                      and  the  Company. (Confidential treatment has been
                      requested  for  portions  of  this agreement  pursuant to
                      an application dated August 21, 1997, as separately filed
                      with the Securities and Exchange
                      Commission.  The underlying agreement was filed as Exhibit
                      10.54 on Form 10-Q for the period ended December 31, 1994,
                      and  portions  thereof  receive   confidential   treatment
                      pursuant  to an  order  of  the  Securities  and  Exchange
                      Commission dated June 28, 1995.)
         10.35        Second  Amendment  to  Development  and License  Agreement
                      effective  January 17, 1997 between Japan Tobacco Inc. and the Company.  (Confidential  treatment has been  requested for portions of this agreement  pursuant to an application dated  August  21,  1997,  as  separately  filed  with the
                      Securities   and  Exchange   Commission.   The  underlying
                      agreement was filed as Exhibit 10.54 on Form 10-Q for the period ended December 31, 1994, and portions thereof receive confidential treatment pursuant to an order of the Securities and Exchange Commission dated June 28, 1995.)
         10.36(q)     Letter  of  Intent  between  F.  Hoffmann-La  Roche Ltd of
                      Basel, Switzerland, Japan Tobacco Inc., and the Company dated January 17, 1997. (Confidential treatment has been requested for portions of this agreement pursuant to an application dated January 27, 1997, as separately filed with the Securities and Exchange Commission.)

         Exhibit
         Number                             Exhibit
         -------      ---------------------------------------------------------
         10.37        AG3340  Development and License  Agreement  between
                      F. Hoffmann-La  Roche Ltd and Hoffmann-La Roche Inc. and
                      the Company dated June 11, 1997. (Confidential  treatment
                      has been  requested for  portions  of this  agreement
                      pursuant  to an  application  dated  August 21,  1997, as
                      separately filed with the Securities and Exchange
                      Commission.)
         10.38        THYMITAQ  Development and License  Agreement between
                      F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and
                      the Company dated June 11, 1997. (Confidential  treatment
                      has been  requested for  portions  of this  agreement
                      pursuant  to an  application  dated  August 21,  1997, as
                      separately filed with the Securities and Exchange
                      Commission.)
         10.39        Lease dated June 13, 1997 between LMC-Sorrento Investment
                      Company, LLC and the Company.
         10.40        VIRACEPT  License  Agreement  between the Company and
                      Japan Tobacco Inc. and F. Hoffmann-La Roche Ltd dated
                      June 30, 1997. (Confidential treatment has been requested
                      for portions of this agreement pursuant to an application
                      dated August 21, 1997, as separately filed with the
                      Securities and Exchange Commission.)
         21           Subsidiary of Agouron Pharmaceuticals, Inc.
         23.1         Consent of Independent Accountants.
         27           Financial  Data  Schedule.  (Exhibit 27 is  submitted  as
                      an exhibit  only in the  electronic format  of  this
                      Annual Report on Form 10-K  submitted  to the  Securities
                      and  Exchange Commission.)
         99           Important Factors Regarding Forward-Looking Statements.

---------------------
     (a) Incorporated by Reference to Form 8-K filed on May 23, 1997.
     (b) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1992.
     (c) Incorporated by Reference to Form 10-K filed for the year ended
         June 30, 1991.
     (d) Incorporated by Reference for Form 8-K/A filed on December 20, 1996, File No. 001-12445.
     (e) Incorporated by Reference to Form 8-K filed on May 25, 1990.
     (f) Incorporated by Reference to Form 10-K filed for the year ended
         June 30, 1992.
     (g) Incorporated by Reference to Form 10-K filed for the year ended
         June 30, 1993.
     (h) Incorporated by Reference to Form 10-Q/A filed for the quarter ended March 31, 1994.
     (i) Incorporated by Reference to Form 10-K filed for the year ended
         June 30, 1994.
     (j) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1994.
     (k) Incorporated by Reference to Form 10-K filed for the year ended
         June 30, 1995.
     (l) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1995.
     (m) Incorporated by Reference to Form 10-Q filed for the quarter ended March 31, 1996.
     (n) Incorporated by Reference to Form 8-K filed on June 21, 1996.
     (o) Incorporated by Reference to Form 10-K for the year ended June 30,
         1996.
     (p) Incorporated by Reference to Form S-8 filed on November 26, 1996, File No. 333-16815.
     (q) Incorporated by Reference to Form 10-Q for the quarter ended December 31, 1996.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  AGOURON PHARMACEUTICALS, INC.

August 18, 1997                   By:  /s/ Peter Johnson
                                  -------------------------------
                                  Peter Johnson
                                  President, Chief Executive Officer
                                  and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                 Title                         Date

/s/ Peter Johnson                           President, Chief Executive                  August 18, 1997
------------------------------------
Peter Johnson                               Officer and Director

/s/ Steven S. Cowell                        Corporate Vice President, Finance           August 18, 1997
------------------------------------
Steven S. Cowell                            and Chief Financial Officer

/s/ Gary E. Friedman                        Corporate Vice President,                   August 18, 1997
------------------------------------
Gary E. Friedman                            General Counsel, Secretary
                                            and Director

/s/ John N. Abelson                         Director                                    August 18, 1997
------------------------------------
John N. Abelson, Ph.D.

/s/ Patricia M. Cloherty                    Director                                    August 18, 1997
------------------------------------
Patricia M. Cloherty

/s/ A. E. Cohen                             Director                                    August 18, 1997
------------------------------------
A. E. Cohen

/s/ Michael E. Herman                       Director                                    August 18, 1997
------------------------------------
Michael E. Herman

/s/ Irving S. Johnson                       Director                                    August 18, 1997
------------------------------------
Irving S. Johnson, Ph.D.

/s/ Antonie T. Knoppers                     Director                                    August 18, 1997
------------------------------------
Antonie T. Knoppers, M.D.

/s/ Melvin I. Simon                         Director                                    August 18, 1997
------------------------------------
Melvin I. Simon, Ph.D.