Form 10-Q
period 1997-09-30
AGOURON PHARMACEUTICALS INC
filed 1997-10-08
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                  Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 30,332,000 shares of the Company's Common Stock, no par value, were outstanding as of October 3, 1997.

                          AGOURON PHARMACEUTICALS, INC.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheet -                                                  3
                         September 30, 1997 and June 30, 1997

                  Consolidated Statement of Income (Loss) -                                     4
                         Three Months Ended September 30, 1997 and 1996

                  Consolidated Statement of Cash Flows-                                         5
                         Three Months Ended September 30, 1997 and 1996

                  Notes to Consolidated Financial Statements                                    6

Item 2.           Management's Discussion and Analysis of Financial                             9
                         Condition and Results of Operations


Part II.          Other Information

Item 1.           Legal Proceedings                                                            13

Item 2.           Changes in Securities                                                        13

Item 3.           Defaults Upon Senior Securities                                              13

Item 4.           Submission of Matters to a Vote of Security Holders                          13

Item 5.           Other Information                                                            13

Item 6.           Exhibits and Reports on Form 8-K                                             13

                  Signature                                                                    14

                                     -2-

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                          AGOURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                       September 30,               June 30,
                                                                                1997                   1997
                                                                       -------------            -----------
ASSETS                                                                 (unaudited)

Current assets:

     Cash and cash equivalents                                        $       29,878         $      52,484
     Short-term investments                                                   68,987                38,833
     Accounts receivable, net                                                 42,187                31,375
     Inventories                                                              57,911                58,800
     Current deferred tax assets                                                 459                   500
     Other current assets                                                      2,548                 2,209
                                                                      --------------         -------------

     Total current assets                                                    201,970               184,201

Property and equipment,  net of accumulated
     depreciation and amortization of $17,884 and $16,161                     24,716                22,613

Deferred tax assets                                                           56,600                56,000

Purchased intangibles                                                          3,950                 4,100
                                                                      --------------         -------------

                                                                      $      287,236         $     266,914
                                                                      ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $       20,712         $      28,833
     Accrued liabilities                                                      24,138                 8,889
     Deferred revenue                                                         28,223                27,567
     Current deferred tax liabilities                                            704                   600
     Current portion of long-term debt                                         2,506                 2,526
                                                                      --------------         -------------

     Total current liabilities                                                76,283                68,415
                                                                      --------------         -------------

Long-term liabilities:
     Long-term debt, less current portion                                      5,723                 5,940
     Accrued rent                                                              1,232                 1,277
                                                                      --------------         -------------

     Total long-term liabilities                                               6,955                 7,217
                                                                      --------------         -------------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
       30,329,454 and 29,429,920 shares issued and outstanding               326,219               317,133
     Accumulated deficit                                                    (122,221)             (125,851)
                                                                      --------------         -------------

     Total stockholders' equity                                              203,998               191,282
                                                                      --------------         -------------

                                                                      $      287,236         $     266,914
                                                                      ==============         =============

See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended September 30,
                                                       -----------------------------------
                                                            1997                  1996
                                                       --------------        -------------
Revenues:
   Product sales                                       $       79,502        $           0
   Contract                                                    10,003               17,514
   License fees and royalties                                   2,352                    0
                                                       --------------        -------------

                                                               91,857               17,514
                                                       --------------        -------------

Operating expenses:
   Cost of product sales                                       34,073                    0
   Research and development                                    26,932               29,634
   Selling, general and administrative                         12,546                3,736
   Royalties                                                   13,376                    0
                                                       --------------        -------------


                                                               86,927               33,370
                                                       --------------        -------------

Operating income (loss)                                         4,930              (15,856)
                                                       --------------        -------------

Other income (expense):
   Interest and other income                                    1,281                1,779
   Interest expense                                              (161)                 (64)
                                                       --------------        --------------

                                                                1,120                1,715
                                                       --------------        -------------

Income (loss) before income taxes                               6,050              (14,141)

Income tax provision                                            2,420                  306
                                                       --------------        -------------

Net income (loss)                                      $        3,630        $     (14,447)
                                                       ==============        =============

Earnings (loss) per share:
   Primary                                             $         .11         $        (.57)
                                                       =============         =============
   Fully diluted                                       $         .11         $        (.57)
                                                       =============         =============

Shares used in calculation of:
   Primary                                                     33,158               25,152
   Fully diluted                                               33,194               25,152








See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                      Three Months Ended
                                                                                  ---------------------------
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                      1997         1996
                                                                                  -----------    ------------

Cash flows from operating activities:
     Cash received from product sales, contracts and licenses                     $    81,701    $    14,177
     Cash paid to suppliers, employees and service providers                          (77,401)       (38,925)
     Interest received                                                                  1,281          1,779
     Interest paid                                                                       (161)           (64)
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                                   5,420        (23,033)
                                                                                  -----------    -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments                          21,818          9,863
     Purchases of short-term investments                                              (51,972)       (62,236)
     Purchases of property and equipment                                               (3,846)        (1,233)
                                                                                  -----------    -----------

     Net cash provided (used) by investing activities                                 (34,000)       (53,606)
                                                                                  -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                         6,211         77,677
     Principal payments under equipment leases                                           (159)           (42)
     Increase (decrease) in long-term debt, net                                           (78)           (92)
                                                                                  -----------    -----------

     Net cash provided (used) by financing activities                                   5,974         77,543
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  (22,606)           904

Cash and cash equivalents at beginning of period                                       52,484         16,451
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $    29,878    $    17,355
                                                                                  ===========    ===========

Reconciliation  of net income  (loss) to net cash  provided  (used by operating activities:
     Net income (loss)                                                            $     3,630    $   (14,447)
     Depreciation and amortization                                                      1,893            778
     Provision for deferred income taxes                                                2,420              0
     Net (increase) decrease in accounts receivable
       and other current assets                                                       (11,151)        (9,378)
     Net (increase) decrease in inventories                                               889              0
     Net increase (decrease) in accounts payable, accrued liabilities,
       deferred revenue and other liabilities                                           7,739             14
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                             $     5,420    $   (23,033)
                                                                                  ===========    ===========





See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (September 30, 1997)


Note 1 - The Company and its significant accounting policies

The Company

Agouron Pharmaceuticals, Inc. is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of small molecule drugs engineered to inactivate proteins which play key roles in cancer, AIDS, and other serious diseases. The Company, through its own sales and marketing force, is currently marketing VIRACEPT(R) (nelfinavir mesylate, a potent HIV protease inhibitor), which was cleared for marketing by the United States Food and Drug Administration ("FDA") in March 1997. The Company intends to commercialize any subsequently developed products through its own direct sales and marketing force in certain markets or, when appropriate, through manufacturing and marketing relationships with other pharmaceutical companies.

Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

Financial statements and estimates

The consolidated balance sheet as of September 30, 1997 and the consolidated statements of income (loss) and of cash flows for the three-month periods ended September 30, 1997 and 1996 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

At September 30, 1997, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd ("Roche") will continue in accordance with their agreement terms. As such, approximately $24,658,000 of cash received from JT and $2,785,000 of cash
received from Roche has been classified as  deferred   contract   revenue.

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

Inventories

The components of inventories consist of the following:

                                          September 30,            June 30,
                                                    1997               1997

         Raw materials                    $       12,704      $      18,462
         Work in process                          43,345             39,421
         Finished goods                            1,862                917
                                          --------------      -------------

                                          $       57,911      $      58,800
                                          ==============      =============

Product sales

In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. The Company has the exclusive right to market VIRACEPT in North America. Accordingly, the Company ships VIRACEPT to wholesalers throughout the United States, and recognizes sales revenue upon shipment. Sales are reported net of discounts, rebates, chargebacks and product returns.

Also included in product sales for the quarter ending September 30, 1997 are approximately $4,128,000 of sales (at cost plus contractually determined mark-ups) to Roche of clinical and commercial drug supplies to be used by Roche in its licensed territory.

License fees and royalties

License fees are recognized as revenue when earned as generally evidenced by certain factors including: receipt of such fees, satisfaction of any performance obligations and the non-refundable nature of such fees. In July 1997, the Company and JT granted Roche certain exclusive rights to VIRACEPT in several Asian countries. For such rights, the Company has received a license fee of $2,000,000 and will, upon approval in one of the Asian territories, receive an additional license fee of $1,000,000 and subsequent royalties.

For the first quarter, the Company has accrued and/or received approximately $352,000 of royalties on Roche's sales of VIRACEPT in certain countries within their licensed territory. Royalties are accrued on the basis of reports of estimated net sales of licensed product by licensees.

Income tax provision

The Company records a provision for current and deferred income taxes using the liability method.

Earnings (loss) per share

Primary and fully diluted earnings (loss) per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents are options under the Company's stock option plans which are included in the earnings per share computation under the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which establishes new standards for computing earnings per share and which will be effective for financial statements for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Basic earnings (loss) per share for the three months ended September 30, 1997 and 1996 were $.12 and $(.57). Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used.

Certain concentrations

A significant portion of the Company's research and development expenditures are related to programs funded in whole or in part by JT and Roche. The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.

Note 2 - Commitments

During the first quarter of fiscal 1998, the Company secured a commitment from a commercial bank for a $20,000,000 revolving line of credit to be used for general corporate purposes. As of September 30, 1997, no borrowings on this line of credit were outstanding.

Note 3 - Stockholders' equity

In August 1997, outstanding shares of common stock were split two-for-one. All prior period share and per share amounts have been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been principally funded from the Company's equity-derived working capital, various collaborative arrangements and, most recently, from the gross margin contribution of its first product, VIRACEPTAE (nelfinavir mesylate, a potent HIV protease inhibitor). The net income reported in the current quarter is principally due to the commercialization of VIRACEPT while the Company's prior net operating losses reflect primarily the result of its independent research and substantial investment in clinical and commercial development activities associated with VIRACEPT and the Company's lead compounds in cancer.

In March 1997, the Company received approval from the FDA to market VIRACEPT in the United States. For the first quarter of fiscal 1998, due principally to the increasing product contribution from VIRACEPT sales, the Company realized a net income of $3,630,000.

Results of Operations

Product sales

In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. Product sales for the quarter ended September 30, 1997 were approximately $79,502,000, an 82% increase from the immediately preceding quarter. The Company anticipates continuing growth in VIRACEPT sales during fiscal 1998 and that VIRACEPT product sales in the United States will exceed $300,000,000 in fiscal 1998.

Contract revenues, license fees and royalties

Collaborative research and development agreements with Japan Tobacco Inc. ("JT") and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (collectively "Roche") accounted for substantially all of the Company's total contract revenues and license fees for the quarters ended September 30, 1997 and 1996. Total contract revenues and license fees for first quarter 1998 decreased approximately 31% from first quarter 1997 due principally to decreased VIRACEPT program spending by Agouron, which was partially funded by JT, and increased spending by JT and Roche on the VIRACEPT and AG3340 development programs, which was partially funded by Agouron. Additionally, the amortization to revenue over a 24 month period of JT's $24,000,000 milestone payment, which was received in August 1995, was completed in June 1997. Partially offsetting these decreases was a $2,000,000 license fee from Roche as partial consideration for the grant of VIRACEPT marketing rights in certain Asian territories. The Company anticipates that contract revenues and license fees for fiscal 1998 will approximate $60,000,000.

Royalty revenues of approximately $352,000 have been recognized in the current quarter based on Roche's sales of VIRACEPT in certain countries in their licensed territory.

Cost of product sales

The aggregate cost of product sales as a percentage of product sales was approximately 43% for the quarter ended September 30, 1997. Gross margins on United States commercial sales were approximately 60% during the quarter.

Royalties

The Company's obligation to share VIRACEPT profits with JT is reflected in royalty expense for the first quarter of fiscal 1998 and represents approximately 18% of United States product sales. It is anticipated that royalty expense for fiscal 1998 will range from 18% to 21% of United States product sales.

Research and development

Research and development spending decreased by approximately 9% from first quarter 1997 to first quarter 1998 due generally to a decline in the level of third party costs associated with the VIRACEPT development program subsequent to its approval in the United States. Such spending decreases have been partially offset by costs associated with increasing average staff levels and staff related spending (reflecting principally the acquisition of Alanex during the fourth quarter of fiscal 1997) and increasing expenses associated with the clinical development of certain of the Company's cancer compounds including THYMITAQ(TM) (nolatrexed dihydrochloride), AG2034 and AG3340.

Selling, general and administrative

Selling, general and administrative costs have increased substantially from first quarter 1997 to first quarter 1998 due principally to increasing staff levels (notably the sales force and other marketing personnel) and staff-related expenditures in support of ongoing VIRACEPT sales and marketing activities subsequent to its approval and commercial launch in March 1997. The Company anticipates that total selling, general and administrative expenses will exceed $54,000,000 in fiscal 1998 due to the full-year effect of fiscal 1997 staff additions, additional occupancy costs, increasing sales and marketing activities and the support of VIRACEPT Phase IV marketing studies.

Other income (expense)

Interest income has decreased by approximately 28% from first quarter 1997 to first quarter 1998 due principally to a lower average investment portfolio balance. The prior year's first quarter portfolio balance was favorably impacted by the July 1996 public offering of $77,000,000 and receipt of $15,000,000 in license fees from Roche in June 1996.

Income tax provision

The income tax provision in the current quarter has been computed using an effective, combined federal and state rate of 40%. The cash obligation of such provision has been offset by the utilization of deductions generated by the exercise of stock options and/or the utilization of deferred taxes (comprised mostly of net operating loss carryforwards and research tax credits). The Company's accumulated net deferred tax assets have increased during the current quarter to approximately $56,400,000 at September 30, 1997 due to the realization of stock option exercise deductions. As required, the benefit of stock option exercise deductions has been recorded to stockholders' equity.


Liquidity and Capital Resources

The Company has relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. Commercial sales of VIRACEPT for the quarters ending June 30, 1997 and September 30, 1997 resulted in gross margins of approximately $24,992,000 and $45,429,000. The Company anticipates that net sales of VIRACEPT will steadily increase through at least fiscal 1998 and provide an increasingly significant contribution toward funding the Company's operations.

At September 30, 1997, the Company had net working capital of approximately $125,687,000, an increase of $9,901,000 over June 30, 1997 levels due principally to the Company's pre-tax profit of $6,050,000 and $6,211,000 in proceeds from employees' exercise of stock options, partially offset by $3,846,000 in purchases of property and equipment. Individual working capital components significantly impacted by the commercialization of VIRACEPT include trade accounts receivable (an increase of $11,584,000), inventories (a decrease of $889,000), accounts payable (a decrease of $8,121,000) and accrued liabilities (an increase of $15,249,000, mostly attributed to accrued royalties payable to JT). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted as VIRACEPT sales increase. At September 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $98,865,000. The Company believes that its current capital resources, anticipated VIRACEPT product sales contribution, existing contractual commitments and established credit facilities are sufficient to maintain its current operations through fiscal 1998. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

The Company believes that additional financing may be required to meet the planned operating needs beyond 1998 if significant positive cash flows are not generated from commercial activities on a timely basis. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned preclinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Capital Expenditures

During the first quarter of fiscal 1998, capital expenditures totaled $3,846,000 compared with $1,233,000 during the first quarter of fiscal 1997. Capital expenditures during 1998 are expected to be approximately $14,000,000 to support continued product commercialization, development and research activities. The Company may utilize lease or debt financing for certain expenditures if available on acceptable terms.

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

Item 3.           Defaults Upon Senior Securities:  None.

Item 4.           Submission of Matters to a Vote of Security Holders:  None

Item 5.           Other Information:  None

Item 6.           Exhibits and Reports on Form 8-K:

                  a.   Exhibits:

                      11.        Computation of Earnings (Loss) Per Share.

                      27. Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

                  b. Reports on Form 8-K:    A report on Form 8-K dated July 30,
                      1997 was filed on August 1, 1997. The report related to the approval by the Company's Board of Directors of a two-for-one stock split in the form of a stock dividend of one share of common stock for each share of the Company's common stock outstanding. The distribution date of the stock split was August 26, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AGOURON PHARMACEUTICALS, INC.




Date:  October 8, 1997                /s/ Steven S. Cowell
                                      ----------------------
                                      Steven S. Cowell
                                      Corporate Vice President, Finance
                                      Chief Financial Officer
                                      Chief Accounting Officer