Form 10-Q
period 1997-12-31
AGOURON PHARMACEUTICALS INC
filed 1998-01-14
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997


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

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1997, the registrant had 30,632,448 shares of Common Stock, no par value, outstanding.

                          AGOURON PHARMACEUTICALS, INC.

                                      INDEX

                                                                                          Page No.

Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheet -                                                  3
                         December 31, 1997 and June 30, 1997

                  Consolidated Statement of Income (Loss) -                                     4
                         Three and Six Months Ended
                         December 31, 1997 and 1996

                  Consolidated Statement of Cash Flows-                                         5
                         Six Months Ended December 31, 1997 and 1996

                  Notes to Consolidated Financial Statements                                    6

Item 2.           Management's Discussion and Analysis of Financial                            10
                         Condition and Results of Operations


Part II.          Other Information

Item 1.           Legal Proceedings                                                            14

Item 2.           Changes in Securities                                                        14

Item 3.           Defaults Upon Senior Securities                                              14

Item 4.           Submission of Matters to a Vote of Security Holders                          14

Item 5.           Other Information                                                            14

Item 6.           Exhibits and Reports on Form 8-K                                             15

                  Signature                                                                    16


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                          AGOURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                      December 31,                June 30,
                                                                              1997                    1997
                                                                      ------------           -------------
ASSETS                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                        $       29,533         $      52,484
     Short-term investments                                                   87,716                38,833
     Accounts receivable, net                                                 43,200                31,375
     Inventories                                                              78,919                58,800
     Current deferred tax assets                                                 407                   500
     Other current assets                                                      2,757                 2,209
                                                                      --------------         -------------

     Total current assets                                                    242,532               184,201

Property and equipment,  net of accumulated
     depreciation and amortization of $19,802 and $16,161                     28,327                22,613

Deferred tax assets                                                           56,843                56,000

Purchased intangibles                                                          3,800                 4,100
                                                                      --------------         -------------

                                                                      $      331,502         $     266,914
                                                                      ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $       41,476         $      28,833
     Accrued liabilities                                                      24,262                 8,889
     Deferred revenue and advances                                            40,141                27,567
     Current deferred tax liabilities                                            806                   600
     Loan payable and current portion of long-term debt                        3,345                 2,526
                                                                      --------------         -------------

     Total current liabilities                                               110,030                68,415
                                                                      --------------         -------------

Long-term liabilities:
     Long-term debt, less current portion                                      4,818                 5,940
     Accrued rent                                                              1,158                 1,277
                                                                      --------------         -------------

     Total long-term liabilities                                               5,976                 7,217
                                                                      --------------         -------------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
       30,632,448 and 29,429,920 shares issued and outstanding               332,795               317,133
     Accumulated deficit                                                    (117,299)             (125,851)
                                                                      --------------         -------------

     Total stockholders' equity                                              215,496               191,282
                                                                      --------------         -------------

                                                                      $      331,502         $     266,914
                                                                      ==============         =============

See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (Unaudited)
                    (In thousands, except per share amounts)




                                                 Three Months Ended             Six Months Ended
                                            ---------------------------    --------------------------
                                                    December 31,                  December 31,
                                            ---------------------------    --------------------------
                                                1997           1996            1997           1996
                                            -----------     -----------    -----------    -----------

Revenues:
   Product sales                            $    91,800     $         0    $   171,302     $        0
   Contracts                                     12,462          15,109         22,465         32,623
   License fees and royalties                       400               0          2,752              0
                                            -----------     -----------    -----------     ----------

                                                104,662          15,109        196,519         32,623
                                            -----------     -----------    -----------     ----------

Operating expenses:
   Cost of product sales                         37,942               0         72,015              0
   Research and development                      30,322          23,302         57,254         52,936
   Selling, general and administrative           14,045           5,786         26,591          9,522
   Royalties                                     15,432               0         28,808              0
                                            -----------     -----------    -----------     ----------

                                                 97,741          29,088        184,668         62,458
                                            -----------     -----------    -----------     ----------

Operating income (loss)                           6,921         (13,979)        11,851        (29,835)
                                            -----------     -----------    -----------     ----------

Other income (expenses):
   Interest and other income                      1,488           1,745          2,769          3,524
   Interest expense                                (206)            (16)          (367)           (80)
                                            -----------     -----------    -----------     ----------

                                                  1,282           1,729          2,402          3,444
                                            -----------     -----------    -----------     ----------

Income (loss) before income taxes                 8,203         (12,250)        14,253        (26,391)

Income tax provision                              3,281             306          5,701            612
                                            -----------     -----------    -----------     ----------

Net income (loss)                           $     4,922     $   (12,556)   $     8,552     $  (27,003)
                                            ===========     ===========    ===========     ==========

Earnings (loss) per share:
      Basic                                 $       .16     $     (.46)    $       .28     $    (1.03)
                                            ===========     ==========     ===========     ==========
      Diluted                               $       .15     $     (.46)    $       .26     $    (1.03)
                                            ===========     ==========     ===========     ==========


Shares used in calculation of:
      Basic                                      30,520          27,048         30,242         26,100
      Diluted                                    33,238          27,048         33,298         26,100

See accompanying notes to consolidated financial statements.
                                       4

                          AGOURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Six Months Ended
                                                                                  --------------------------
                                                                                           December 31,
                                                                                  --------------------------
                                                                                      1997         1996
                                                                                  -----------   ------------

Cash flows from operating activities:
     Cash received from product sales, contracts, license fees
       and royalties                                                              $   197,268    $    24,735
     Cash paid to suppliers, employees and service providers                         (173,470)       (84,701)
     Interest received                                                                  2,769          3,524
     Interest paid                                                                       (367)           (80)
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                                  26,200        (56,522)
                                                                                  -----------    -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments                          56,824         51,266
     Purchases of short-term investments                                             (105,707)       (68,913)
     Purchases of property and equipment                                               (9,382)        (3,937)
                                                                                  ------------   -----------

     Net cash provided (used) by investing activities                                 (58,265)       (21,584)
                                                                                  -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                         9,417         78,741
     Principal payments under equipment leases                                           (327)           (76)
     Increase (decrease) in long-term debt, net                                            24           (183)
                                                                                  -----------    -----------

     Net cash provided (used) by financing activities                                   9,114         78,482
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  (22,951)           376

Cash and cash equivalents at beginning of period                                       52,484         16,451
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $    29,533    $    16,827
                                                                                  ===========    ===========

Reconciliation  of net income  (loss) to net cash  provided  (used) by operating activities:
     Net income (loss)                                                            $     8,552    $   (27,003)
     Depreciation and amortization                                                      3,968          1,529
     Provision for deferred income taxes                                                5,701              0
     Net (increase) decrease in accounts receivable
       and other current assets                                                       (12,373)        (2,755)
     Net (increase) decrease in inventories                                           (20,119)       (21,400)
     Net increase (decrease) in accounts payable, accrued liabilities,
       deferred revenue and advances, and other liabilities                            40,471         (6,893)
                                                                                  -----------    ------------

     Net cash provided (used) by operating activities                             $    26,200    $   (56,522)
                                                                                  ===========    ===========


See accompanying notes to consolidated financial statements.
                                       5

                          AGOURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (December 31, 1997)


Note 1 - The Company and its significant accounting policies

The Company

Agouron Pharmaceuticals, Inc. is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of small molecule drugs engineered to inactivate proteins which play key roles in cancer, AIDS, and other serious diseases. The Company, through its own sales and marketing force, is currently marketing VIRACEPT(R) (nelfinavir mesylate), an HIV protease inhibitor which was cleared for marketing by the United States Food and Drug Administration ("FDA") in March 1997. The Company intends to commercialize any subsequently developed products through its own direct sales and marketing force in certain markets or, when appropriate, through manufacturing and marketing relationships with other pharmaceutical companies.

Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

Financial statements and estimates

The consolidated balance sheet as of December 31, 1997 and the consolidated statements of income (loss) and cash flows for the three and six-month periods ended December 31, 1997 and 1996 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

At December 31, 1997, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") will continue in accordance with their agreement terms. As such, approximately $34,962,000 of cash received from JT has been classified as deferred contract revenue. Approximately $28,157,000 of the cash received from JT represents JT's advance of the Company's VIRACEPT development funding obligation through June 1998. Such amounts are to be repaid by the Company out of future profits, if any, generated by sales of VIRACEPT in the United States. The balance of the payments from JT are non-refundable and are being recognized as contract revenue on a prospective basis generally as collaborative program expenses are incurred. Should any of the underlying collaborations with JT be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would be recognized as revenue by the Company.

In December 1997, Agouron and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd ("Roche") agreed to end their anti-cancer research and development collaboration which began in June 1996. Agouron has regained all marketing rights to its anti-cancer drugs previously within the scope of the collaboration. Included in deferred contract revenue at December 31, 1997 is approximately $4,322,000 of cash received from Roche which will be recognized as contract revenue by the end of fiscal 1998 on a pro-rata basis.

Inventories

The inventories consist of the following components:

                                                               December 31,          June 30,
                                                                       1997              1997
                                                              -------------    --------------


         Raw materials and work in process                    $      71,720     $      57,883
         Finished goods                                               7,199               917
                                                              -------------     -------------

                                                              $      78,919     $      58,800
                                                              =============     =============

Product sales

In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. The Company has the exclusive right to market VIRACEPT in North America. Accordingly, the Company ships VIRACEPT to wholesalers throughout the United States, and recognizes sales revenue upon shipment. Sales are reported net of discounts, rebates, chargebacks and product returns.

Also included in product sales for the three and six-month periods ending December 31, 1997 are approximately $7,292,000 and $11,420,000 of sales (at cost plus contractually determined mark-ups) to Roche of clinical and commercial drug supplies to be used by Roche in its licensed territory.

License fees and royalties

License fees are recognized as revenue when earned as generally evidenced by certain factors including: receipt of such fees, the non-refundable nature of such fees, and the satisfaction of any performance obligations. In July 1997, the Company and JT granted Roche certain exclusive rights to VIRACEPT in several Asian countries. For such rights, the Company has received a license fee of $2,000,000 and will, upon approval in one of the Asian territories, receive an additional license fee of $1,000,000 and subsequent royalties.

For the three and six-month periods ending December 31, 1997, the Company has accrued and/or received royalties of approximately $400,000 and $752,000 resulting from Roche's estimated and actual net sales of VIRACEPT in certain countries within their licensed territory.

Income tax provision

The Company records a provision for current and deferred income taxes using the liability method.

Earnings (loss) per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which establishes new standards for computing earnings per share and which became effective for financial statements for periods ending after December 15, 1997, including interim periods. Under the new requirements, historically reported "primary" and "fully diluted" earnings per share have been replaced with "basic" and "diluted" earnings per share.

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during a period. Common stock equivalents are options under the Company's stock option plans which are included in the earnings per share computation under the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan.

Common stock equivalents of approximately 2,718,000 and 3,056,000 shares for the three and six-month periods ended December 31, 1997 were used to calculate diluted earnings per share. For the three and six-month periods ended December 31, 1996, common stock equivalents of approximately 2,735,000 and 2,358,000 shares were not used to calculate diluted earnings (loss) per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings (loss) per share for any of the periods presented.

Certain concentrations

A portion of the Company's research and development expenditures are related to programs funded in whole or in part by corporate partners. The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.
                                       8

Note 2 - Commitments

During the first quarter of fiscal 1998, the Company secured a commitment from a commercial bank for a $20,000,000 revolving line of credit to be used for general corporate purposes. As of December 31, 1997, borrowings under this line of credit were approximately $2,600,000.


Note 3 - Stockholders' equity

In August 1997, outstanding shares of common stock were split two-for-one. All prior period share and per share amounts have been restated to reflect the stock split.
                                       9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been principally funded from the Company's equity-derived working capital, various collaborative arrangements and, most recently, from the gross margin contribution of its first product, VIRACEPT(R). The net income reported in the current three and six-month periods is principally due to the commercialization of VIRACEPT while the Company's prior net operating losses reflect primarily the result of its independent research and substantial investment in the clinical and commercial development of VIRACEPT and certain anti-cancer compounds.

In March 1997, the Company received approval from the FDA to market VIRACEPT in the United States. For the current three and six-month periods, due principally to the increasing product contribution from VIRACEPT sales, the Company realized net income of $4,922,000 and $8,552,000.

Results of Operations

Product sales

Product sales for the current three and six-month periods were approximately $91,800,000 and $171,302,000. The Company anticipates continuing growth in VIRACEPT sales during fiscal 1998 and that VIRACEPT sales in the United States will approximate $350,000,000 to $360,000,000 for the fiscal year.
                                       10

Contract revenues

Collaborative research and development agreements with Japan Tobacco Inc. ("JT") and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively "Roche") accounted for substantially all of the Company's contract revenues for the three and six-month periods ended December 31, 1997 and 1996. Total contract revenues for the three and six-month periods decreased approximately 18% and 31% due principally to decreased VIRACEPT program spending by Agouron, which was partially funded by JT, and increased spending by JT and Roche on the VIRACEPT and AG3340 development programs, which was partially funded by Agouron. Additionally, the amortization to revenue over a 24 month period of JT's $24,000,000 milestone payment, which was received in August 1995, was completed in June 1997.

In December 1997, the Company agreed to end its collaboration with Roche in the field of cancer. As a result of the termination agreement, Agouron has regained all marketing rights to its anti-cancer drugs previously within the scope of the Roche collaboration. The Company does not foresee any significant impact on its financial results for the current fiscal year due to termination of the Roche collaboration since a substantial portion of the anticipated fiscal 1998 anti-cancer research and development costs of such collaboration will have been offset by contract funding received from Roche. The Company anticipates that contract revenues for fiscal 1998 will approximate $42,000,000.

License fees and royalties

In July 1997, the Company received a $2,000,000 license fee from Roche as partial consideration for the grant of VIRACEPT marketing rights in certain Asian territories.

Royalty revenues of approximately $400,000 and $752,000 have been recognized in the current three and six-month periods based on Roche's sales of VIRACEPT in certain countries in their licensed territory. The Company anticipates that license fees and royalties for fiscal 1998 will approximate $18,000,000, due primarily to the expected approval of VIRACEPT in Europe.

Cost of product sales

The aggregate cost of product sales as a percentage of product sales was approximately 41% and 42% for the three and six-month periods ended December 31, 1997. Gross margins on United States commercial sales were approximately 63% during the current quarter and 62% for the six months ended December 31, 1997. The Company anticipates that gross margins on United States commercial sales will approximate 64% for fiscal 1998.

Research and development

Research and development spending increased from the prior year periods due generally to costs associated with principally increasing average staff levels and staff related spending, the acquisition of Alanex during the fourth quarter of fiscal 1997, and increasing expenses associated with the clinical development of certain of the Company's anti-cancer compounds.

In December 1997, the Company discontinued further development of its anti-cancer drug AG337 (THYMITAQ(TM), nolatrexed dihydrochloride) on the basis of its interim analysis of results from phase II/III trials of the drug and in order to concentrate available resources on the development of two earlier-stage anti-cancer agents that the Company believes have greater commercial potential. The Company believes that the termination of the THYMITAQ development program will not have a significant impact on current year operating results.

Selling, general and administrative

Selling, general and administrative costs have increased substantially from the prior year periods due principally to increasing staff levels (notably the sales force and other marketing personnel) and staff-related expenditures in support of ongoing VIRACEPT sales and marketing activities subsequent to its approval and commercial launch in March 1997. The Company anticipates that total selling, general and administrative expenses will exceed $58,000,000 in fiscal 1998 due to the full-year effect of fiscal 1997 staff additions, additional occupancy costs, increasing sales and marketing activities and the support of VIRACEPT Phase IV marketing studies.

Royalties

The Company's obligation to share VIRACEPT profits with JT is reflected in royalty expense for the current three and six-month periods and represents approximately 18% of United States product sales. It is anticipated that royalty expense for the third and fourth quarters of fiscal 1998 will range from 18% to 21% of United States product sales.

Other income (expense)

Interest income has decreased in the current year periods due principally to a lower average investment portfolio balance. The prior year's first half portfolio balance was favorably impacted by the July 1996 public offering of $77,000,000 and receipt of $15,000,000 in license fees from Roche in June 1996.

Income tax provision

The income tax provision in the current quarter has been computed using an effective, combined federal and state rate of 40%. The cash obligation of such provision has been offset by the utilization of deductions generated by the exercise of stock options and/or the utilization of deferred tax benefits (comprised mostly of net operating loss carryforwards and research tax credits). The Company's accumulated net deferred tax assets have increased to approximately $56,400,000 at December 31, 1997 due to the realization of stock option exercise deductions. As required by generally accepted accounting principles, the benefit of stock option exercise deductions has been recorded to stockholders' equity.
                                       12

Liquidity and Capital Resources

The Company has relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. In March 1997, the Company received clearance from the FDA to market its anti-HIV drug, VIRACEPT. Commercial sales of VIRACEPT for the quarters ending June 30, 1997, September 30, 1997 and December 31, 1997 resulted in gross margins of approximately $24,992,000, $45,429,000 and $53,858,000. The Company anticipates that net sales of VIRACEPT will increase from quarter to quarter through at least fiscal 1998 and provide an increasingly significant contribution toward funding the Company's operations.

At December 31, 1997, the Company had net working capital of approximately $132,502,000, an increase of $16,716,000 over June 30, 1997 levels due principally to the Company's pre-tax profit of $14,253,000 and $9,417,000 in proceeds from employees' exercise of stock options, partially offset by $9,382,000 in purchases of property and equipment. Individual working capital components significantly impacted by the commercialization of VIRACEPT include trade accounts receivable (an increase of $15,546,000), inventories (an increase of $20,119,000), accounts payable (an increase of $12,643,000) and accrued liabilities (an increase of $15,373,000, due to accrued royalties payable to
JT). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted as VIRACEPT sales increase. At December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $117,249,000. The Company believes that its current capital resources, anticipated VIRACEPT product sales contribution, existing contractual commitments and established credit facilities are sufficient to maintain its current operations through fiscal 1998. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

The Company believes that additional financing may be required to meet operating needs beyond 1998 if its commercial activities do not generate significant, positive operating results on a consistent and timely basis or if the scope of its research, development, manufacturing or commercial operations is substantially increased. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned preclinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.
                                       13

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

Item 2.           Changes in Securities:  None

Item 3.           Defaults Upon Senior Securities:  None.

Item 4.           Submission of Matters to a Vote of Security Holders:

                  The Company held its Annual Meeting of Shareholders on November 6, 1997. At the meeting, the shareholders elected nine directors to serve until the next annual meeting and ratified the selection of Price Waterhouse LLP as independent accountant of the Company for the fiscal year ending June 30, 1998.

                  Of the 30,312,168 shares of Common Stock of the Company outstanding as of the September 23, 1997 record date for the Annual Meeting (the "Outstanding Shares"), the number of votes cast for and the number of votes withheld or voted against each nominee for director were as follows:

                                                                                     Votes
                                                               Votes               Against or
                                                                For                 Withheld
                                                            -----------            ----------

                  John N. Abelson                            26,664,607                27,636
                  Patricia M. Cloherty                       26,662,647                29,596
                  A. E. Cohen                                26,662,939                29,304
                  Gary E. Friedman                           26,665,589                26,654
                  Michael E. Herman                          26,658,089                34,154
                  Irving S. Johnson                          26,660,580                31,663
                  Peter Johnson                              26,664,107                28,136
                  Antonie T. Knoppers                        26,658,670                33,573
                  Melvin I. Simon                            26,666,439                25,804


                  Of the Outstanding Shares, 26,618,768 were voted for the ratification of the selection of Price Waterhouse LLP as independent accountants, 32,176 were voted against or withheld and 41,299 abstained.

Item 5.           Other Information:  None
                                       14

Item 6.                    Exhibits and Reports on Form 8-K:
                  a.   Exhibits:
                       10.41 Amendment to the Agouron-Roche Collaboration between F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and the Company dated December 1, 1997. (Confidential treatment has been requested for portions of this agreement pursuant to an application dated January 14, 1998, as separately filed with the Securities and Exchange Commission).
                      27. Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q Submitted to the Securities and Exchange Commission).

                   b.  Reports on Form 8-K:  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AGOURON PHARMACEUTICALS, INC.




Date:  January 14, 1998                      /s/ Steven S. Cowell
                                             ----------------------
                                             Steven S. Cowell
                                             Corporate Vice President, Finance
                                             Chief Financial Officer
                                             Chief Accounting Officer