Form 10-Q
period 1998-03-31
AGOURON PHARMACEUTICALS INC
filed 1998-04-14
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


                         Commission File Number 0-15609

                          AGOURON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                33-0061928
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
     incorporation or organization)

10350 North Torrey Pines Road, La Jolla, California               92037-1020
         (Address of principal executive                          (Zip Code)

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

                                  Yes X No
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 10, 1998, the registrant had 30,866,764 shares of Common Stock, no par value, outstanding.

                          AGOURON PHARMACEUTICALS, INC.

                                      INDEX

                                                                        Page No.

Part I.      Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheet -                                    3
                    March 31, 1998 and June 30, 1997

             Consolidated Statement of Income (Loss) -                       4
                    Three and Nine Months Ended
                    March 31, 1998 and 1997

             Consolidated Statement of Cash Flows-                           5
                    Nine Months Ended March 31, 1998 and 1997

             Notes to Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial              10
                    Condition and Results of Operations


Part II.     Other Information

Item 1.      Legal Proceedings                                              14

Item 2.      Changes in Securities                                          14

Item 3.      Defaults Upon Senior Securities                                14

Item 4.      Submission of Matters to a Vote of Security Holders            14

Item 5.      Other Information                                              14

Item 6.      Exhibits and Reports on Form 8-K                               14

             Signature                                                      15

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                          AGOURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                           March 31,               June 30,
                                                                                1998                  1997
ASSETS                                                                   (unaudited)
                                                                      --------------         -------------
Current assets:
     Cash and cash equivalents                                        $       29,927         $      52,484
     Short-term investments                                                   87,019                38,833
     Accounts receivable, net                                                 55,940                31,375
     Inventories                                                              91,000                58,800
     Current deferred tax assets                                               1,654                   500
     Other current assets                                                      2,777                 2,209
                                                                      --------------         -------------

     Total current assets                                                    268,317               184,201

Property and equipment,  net of accumulated
     depreciation and amortization of $21,890 and $16,161                     40,998                22,613
Deferred tax assets                                                           52,011                56,000
Purchased intangibles                                                          3,650                 4,100
                                                                      --------------         -------------

                                                                      $      364,976         $     266,914
                                                                      ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $       55,434         $      28,833
     Accrued liabilities                                                      30,401                 8,889
     Deferred revenue and advances                                            32,379                27,567
     Current deferred tax liabilities                                            154                   600
     Loan payable and current portion of long-term debt                        3,530                 2,526
                                                                      --------------         -------------

     Total current liabilities                                               121,898                68,415
                                                                      --------------         -------------

Long-term liabilities:
     Long-term debt, less current portion                                      5,330                 5,940
     Accrued rent                                                              1,085                 1,277
                                                                      --------------         -------------

     Total long-term liabilities                                               6,415                 7,217
                                                                      --------------         -------------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
       30,854,475 and 29,429,920 shares issued and outstanding               340,437               317,133
     Accumulated deficit                                                    (103,774)             (125,851)
                                                                      --------------         -------------

     Total stockholders' equity                                              236,663               191,282
                                                                      --------------         -------------

                                                                      $      364,976         $     266,914
                                                                      ==============         =============

See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                 Three Months Ended             Nine Months Ended
                                            ---------------------------    --------------------------
                                                      March 31,                     March 31,
                                            ---------------------------    --------------------------
                                                1998           1997            1998           1997
                                            -----------     -----------    -----------    -----------
Revenues:
   Product sales                            $   111,950     $    13,401    $   283,252     $   13,401
   Contracts                                      8,608          16,212         31,073         48,835
   License fees and royalties                    13,900           9,000         16,652          9,000
                                            -----------     -----------    -----------     ----------

                                                134,458          38,613        330,977         71,236
                                            -----------     -----------    -----------     ----------

Operating expenses:
   Cost of product sales                         49,220           6,023        121,235          6,023
   Research and development                      31,859          28,431         89,113         81,367
   Selling, general and administrative           14,168          10,280         40,759         19,802
   Royalties                                     18,081               0         46,889              0
                                            -----------     -----------    -----------     ----------

                                                113,328          44,734        297,996        107,192
                                            -----------     -----------    -----------     ----------

Operating income (loss)                          21,130          (6,121)        32,981        (35,956)
                                            -----------     -----------    -----------     ----------

Other income (expense):
   Interest and other income                      1,624           1,441          4,393          4,965
   Interest expense                                (212)            (13)          (579)           (93)
                                            -----------     -----------    -----------     ----------

                                                  1,412           1,428          3,814          4,872
                                            -----------     -----------    -----------     ----------

Income (loss) before income taxes                22,542          (4,693)        36,795        (31,084)

Income tax provision                              9,017             306         14,718            918
                                            -----------     -----------    -----------     ----------

Net income (loss)                           $    13,525     $    (4,999)   $    22,077     $  (32,002)
                                            ===========     ===========    ===========     ==========

Earnings (loss) per share:
      Basic                                 $       .44     $     (.18)    $       .73     $    (1.21)
                                            ===========     ==========     ===========     ==========
      Diluted                               $       .41     $     (.18)    $       .66     $    (1.21)
                                            ===========     ===========    ===========     ==========


Shares used in calculation of:
      Basic                                      30,757          27,230         30,414         26,478
      Diluted                                    32,956          27,230         33,251         26,478

See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Nine Months Ended
                                                                                  --------------------------
                                                                                            March 31,
                                                                                  --------------------------

                                                                                      1998           1997
                                                                                  -----------    -----------
Cash flows from operating activities:
     Cash received from product sales, contracts, license fees
       and royalties                                                              $   311,174    $    51,422
     Cash paid to suppliers, employees and service providers                         (277,073)      (137,043)
     Interest received                                                                  4,443          4,965
     Interest paid                                                                       (579)           (93)
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                                  37,965        (80,749)
                                                                                  -----------    -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments                         102,113         82,898
     Purchases of short-term investments                                             (150,299)       (83,806)
     Purchases of property and equipment                                              (23,200)        (7,016)
                                                                                  -----------    -----------

     Net cash provided (used) by investing activities                                 (71,386)        (7,924)
                                                                                  -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                        11,411         80,271
     Proceeds from credit line                                                         22,600              0
     Principal payments on credit line, long-term debt,
      and capital leases                                                              (23,147)          (454)
                                                                                  ------------   ------------

     Net cash provided (used) by financing activities                                  10,864         79,817
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  (22,557)        (8,856)

Cash and cash equivalents at beginning of period                                       52,484         16,451
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $    29,927    $     7,595
                                                                                  ===========    ===========

Reconciliation  of net income  (loss) to net cash  provided  (used) by operating activities:
     Net income (loss)                                                            $    22,077    $   (32,002)
     Depreciation and amortization                                                      6,206          2,475
     Provision for deferred income taxes                                               14,282              0
     Net (increase) decrease in accounts receivable
       and other current assets                                                       (25,133)       (12,721)
     Net (increase) decrease in inventories                                           (32,200)       (42,657)
     Net increase (decrease) in accounts payable, accrued liabilities,
       deferred revenue and advances, and other liabilities                            52,733          4,156
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                             $    37,965    $   (80,749)
                                                                                  ===========    ===========


See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (March 31, 1998)


Note 1 - The Company and its significant accounting policies

The Company

Agouron Pharmaceuticals, Inc. is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of small molecule drugs engineered to inactivate proteins which play key roles in cancer, AIDS, and other serious diseases. The Company, through its own sales and marketing force, is currently marketing VIRACEPT(R) (nelfinavir mesylate), an HIV protease inhibitor which was cleared for marketing by the United States Food and Drug Administration ("FDA") in March 1997. The Company intends to commercialize any subsequent products through its own direct sales and marketing force in certain markets or, when appropriate, through manufacturing and marketing relationships with other pharmaceutical companies.

Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

Financial statements and estimates

The consolidated balance sheet as of March 31, 1998 and the consolidated statements of income (loss) and cash flows for the three and nine-month periods ended March 31, 1998 and 1997 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

At March 31, 1998, it has been assumed that the existing collaborations with Japan Tobacco Inc. ("JT") will continue in accordance with their agreement terms. As such, approximately $30,089,000 of cash received from JT has been classified as deferred contract revenue and advances. Approximately $25,030,000 of the cash received from JT represents JT's advance of the Company's VIRACEPT development funding obligation which was completed in March 1998. Such amounts are to be repaid by the Company out of future profits, if any, generated by sales of VIRACEPT in the United States. The balance of the payments from JT are non-refundable and are being recognized as contract revenue on a prospective basis generally as collaborative program expenses are incurred. Should any of the underlying collaborations with JT be terminated in advance of their contract terms, any deferred contract revenues related to such collaborations would be recognized as revenue by the Company.

In December 1997, Agouron and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd ("Roche") agreed to end their anti-cancer research and development collaboration which began in June 1996. Agouron has regained all marketing rights to its anti-cancer drugs previously within the scope of the collaboration. Included in deferred contract revenue at March 31, 1998 is approximately $1,821,000 of cash received from Roche which will be recognized as contract revenue by the end of fiscal 1998.

Inventories

The inventories consist of the following components:

                                                March 31,          June 30,
                                                     1998              1997
                                            -------------     -------------

    Raw materials and work in process       $      85,428     $      57,883
    Finished goods                                  5,572               917
                                            -------------     -------------

                                            $      91,000     $      58,800
                                            =============     =============

Product sales

In March 1997, the Company received clearance from the FDA to market its anti-HIV drug VIRACEPT. The Company has the exclusive right to market VIRACEPT in the United States and Canada. Accordingly, the Company ships VIRACEPT to wholesalers throughout the United States, and recognizes sales revenue upon shipment. Sales are reported net of discounts, rebates, chargebacks and product returns.

Also included in product sales for the three and nine-month periods ended March 31, 1998 are approximately $18,942,000 and $30,362,000 of sales (at cost plus contractually determined mark-ups) to Roche of clinical and commercial drug supplies to be used by Roche in its licensed territory.

License fees and royalties

License fees are recognized as revenue when earned as generally evidenced by certain factors including: receipt of such fees, the non-refundable nature of such fees, and the satisfaction of any performance obligations. In July 1997, the Company and JT granted Roche certain exclusive rights to VIRACEPT in several Asian countries. For such rights, the Company received a license fee of $2,000,000 from Roche. In January 1998, the European Commission authorized VIRACEPT to be marketed in Europe. Upon such approval, the

Company recognized as revenue a license fee of $11,000,000 from Roche, which is responsible for the sales and marketing of VIRACEPT in Europe. In March 1998, the Japanese Ministry of Health and Welfare authorized VIRACEPT to be marketed in Japan. Upon such approval, the Company recognized as revenue a license fee of $1,000,000 from Roche, which is responsible for the sales and marketing of VIRACEPT in several Asian territories including parts of Japan.

For the three and nine-month periods ended March 31, 1998, the Company has accrued and/or received royalties of approximately $1,900,000 and $2,652,000 resulting from estimated and actual net sales of VIRACEPT by Roche within its licensed territory.

Income tax provision

The Company records a provision for current and deferred income taxes using the liability method.

Earnings (loss) per share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic earnings
(loss) per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during a period. Common stock equivalents are options under the Company's stock option plans which are included in the earnings per share computation under the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan.

Common stock equivalents of approximately 2,199,000 and 2,837,000 shares for the three and nine-month periods ended March 31, 1998 were used to calculate diluted earnings per share. For the three and nine-month periods ended March 31, 1997, common stock equivalents of approximately 3,415,000 and 2,778,000 shares were not used to calculate diluted earnings (loss) per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings (loss) per share for any of the periods presented.

Certain concentrations

A portion of the Company's research and development expenditures are related to programs funded in whole or in part by corporate partners. The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.

Note 2 - Commitments

During the first quarter of fiscal 1998, the Company secured a commitment from a commercial bank for a $20,000,000 revolving line of credit to be used for general corporate purposes. As of March 31, 1998, borrowings under this line of credit were approximately $2,600,000.


Note 3 - Stockholders' equity

In August 1997, outstanding shares of common stock were split two-for-one. All prior period share and per share amounts have been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties (including those associated with continued growth of VIRACEPT sales, the impact of competitive products and regulatory approvals) which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been principally funded from the Company's equity-derived working capital, various collaborative arrangements and, most recently, from the gross margin contribution of its first product, VIRACEPT. The net income reported in the current three and nine-month periods is principally due to the commercialization of VIRACEPT while the Company's prior net operating losses reflect primarily the result of its independent research and substantial investment in the clinical and commercial development of VIRACEPT and certain anti-cancer compounds.

In March 1997, the Company received approval from the FDA to market VIRACEPT in the United States. For the current three and nine-month periods, due principally to the increasing product contribution from VIRACEPT sales, license fees and royalties, the Company realized net income of $13,525,000 and $22,077,000.

Results of Operations

Product sales

Product sales for the current three and nine-month periods were approximately $111,950,000 and $283,252,000, which included sales in the United States of $92,806,000 and $252,688,000, respectively. The Company anticipates that
VIRACEPT sales in the United States will approximate $350,000,000 to $360,000,000 for fiscal 1998.

Contract revenues

Collaborative research and development agreements with Japan Tobacco Inc. ("JT") and Roche accounted for substantially all of the Company's contract revenues for the three and nine-month periods ended March 31, 1998 and 1997. Total contract revenues for the three and nine-month periods decreased approximately 47% and 36% due principally to decreased

VIRACEPT program spending by Agouron, which was partially funded by JT, and increased spending by JT and Roche on the VIRACEPT and AG3340 development programs, which was partially funded by Agouron. Additionally, the amortization to revenue over a 24 month period of JT's $24,000,000 milestone payment, which was received in August 1995, was completed in June 1997.

In December 1997, the Company agreed to end its collaboration with Roche in the field of cancer. As a result of the termination agreement, Agouron has regained all marketing rights to its anti-cancer drugs previously within the scope of the Roche collaboration. The Company does not foresee any significant impact on its financial results for the current fiscal year due to termination of the Roche collaboration since a substantial portion of the anticipated fiscal 1998 anti-cancer research and development costs of such collaboration will have been offset by contract funding received from Roche. The Company anticipates that contract revenues for fiscal 1998 will approximate $40,000,000.

License fees and royalties

In January and March 1998, VIRACEPT was approved for marketing in Europe and Japan, respectively. Upon such approvals, the Company recognized as revenue license fees totaling $12,000,000.

Royalty revenues of approximately $1,900,000 and $2,652,000 have been recognized in the current three and nine-month periods based on estimated and actual Roche sales of VIRACEPT in its licensed territory. The Company anticipates that license fees and royalties for fiscal 1998 will approximate $20,000,000.

Cost of product sales

The aggregate cost of product sales as a percentage of product sales was approximately 44% and 43% for the three and nine-month periods ended March 31, 1998. Gross margins on United States commercial sales were approximately 66% during the current quarter and 63% for the nine months ended March 31, 1998. The Company anticipates that gross margins on United States commercial sales will approximate 64% for fiscal 1998.

Research and development

Research and development spending increased from the prior year periods due generally to costs associated with increasing average staff levels and staff related spending, the acquisition of Alanex during the fourth quarter of fiscal 1997, and increasing expenses associated with the clinical development of certain of the Company's anti-cancer compounds. The Company anticipates that total research and development expenses will approximate $120,000,000 in fiscal 1998.

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

Selling, general and administrative

Selling, general and administrative costs have increased substantially from the prior year periods due principally to increasing staff levels (notably the sales force and other marketing personnel) and staff-related expenditures in support of ongoing VIRACEPT sales and marketing activities subsequent to its approval and commercial launch in March 1997. The Company anticipates that total selling, general and administrative expenses will approximate $58,000,000 in fiscal 1998 due to the full-year effect of fiscal 1997 staff additions, additional occupancy costs, increasing sales and marketing activities and the support of VIRACEPT Phase IV marketing studies.

Royalties

The Company's obligation to share VIRACEPT profits with JT is reflected in royalty expense for the current three and nine-month periods and represents approximately 20% and 19% of United States product sales. It is anticipated that royalty expense for the fourth quarter of fiscal 1998 will range from 20% to 21% of United States product sales.

Income tax provision

The income tax provision in the current quarter has been computed using an effective, combined federal and state rate of 40%. The cash obligation of such provision has been mostly offset by the utilization of deductions generated by the exercise of stock options and/or the utilization of deferred tax benefits (comprised mostly of net operating loss carryforwards and research tax credits). The Company's accumulated net deferred tax assets have decreased to approximately $53,511,000 at March 31, 1998.

Liquidity and Capital Resources

Prior to fiscal 1998, the Company has relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. In fiscal 1998, due to the successful commercialization of VIRACEPT, operating activities have provided $37,965,000 of cash. Commercial sales of VIRACEPT for the three and nine-months ended March 31, 1998 resulted in gross margins of approximately $62,730,000 and $162,017,000.

At March  31,  1998,  the  Company  had net  working  capital  of  approximately
$146,419,000,  an  increase  of  $30,633,000  over  June  30,  1997  levels  due principally to the Company's pre-tax profit of $36,795,000. Individual working capital components significantly impacted by the commercialization of VIRACEPT include trade accounts receivable (an increase of $25,232,000), inventories (an increase of $32,200,000), accounts payable (an increase of $26,601,000) and accrued liabilities (an increase of $21,512,000, primarily due to accrued royalties payable to JT). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted as VIRACEPT sales increase. At March 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $116,946,000. The Company believes that its current capital resources, anticipated VIRACEPT product sales contribution, existing contractual commitments and established credit facilities are sufficient to maintain its current operations through fiscal 1998. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

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

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Security Holders:  None

Item 5.           Other Information:  None

Item 6.           Exhibits and Reports on Form 8-K:
                  a.   Exhibits:

                    10.42  Form of 1998 Employee Stock Option Plan.

                    10.43* Form of 1998  Employee  Non-Statutory  Stock  Option
                           Agreement.

                    27.** Financial Data Schedule for the quarter ended March 31, 1998.

                    27A.** Financial Data Schedule  (restated for the effect of
                           FAS128) for the quarter ended September 30, 1997.

                 b.  Reports on Form 8-K:  None








*  Incorporated by reference to Form S-8 dated February 19, 1998

** Exhibits 27 and 27A are submitted as exhibits only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AGOURON PHARMACEUTICALS, INC.




Date:  April 14, 1998                     /s/ Steven S. Cowell
                                        ----------------------
                                        Steven S. Cowell
                                        Corporate Vice President, Finance
                                        Chief Financial Officer
                                        Chief Accounting Officer