Form 10-K
period 1998-06-30
AGOURON PHARMACEUTICALS INC
filed 1998-08-04
CIK 811210

2
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  X ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 For the fiscal year ended June 30, 1998
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number 0-15609

                          Agouron Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)


          California                                      33-0061928
(State or other jurisdiction of              (I.R.S. EmployerIdentification No.)
 incorporation or organization)

10350 North Torrey Pines Road, La Jolla, California                92037-1020
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (619) 622-3000

Securities registered pursuant to Section 12(b) of the Act:                None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On July 28, 1998, the aggregate market value of the common stock held by nonaffiliates totaled approximately $724,738,000 based on the closing stock price as reported by The Nasdaq Stock Market.

     On July 28, 1998, there were approximately 31,097,000 shares of common stock, without par value, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement to be prepared pursuant to Regulation 14A and filed in connection with solicitation of proxies for its Annual Meeting of Stockholders, to be held on October 28, 1998, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  BUSINESS

     Except for the historical information contained herein, the following "Business" section contains forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those discussed here. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business" section and Exhibit 99 to this Form 10-K. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

     Agouron Pharmaceuticals, Inc. ("Agouron" or the "Company") was organized and incorporated in California in June 1984. Agouron is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of innovative therapeutic products engineered to inactivate proteins which play key roles in cancer, AIDS and other serious diseases. The Company, through its own sales and marketing organization, is currently marketing in the United States its first drug, VIRACEPT(r) (nelfinavir mesylate) for treatment of HIV infection. The Company is also conducting pivotal phase II/III clinical trials for AG3340 for treatment of lung and prostate cancer. In addition, Agouron is expected to initiate a phase II/III pivotal clinical trial of REMUN(tm) (AG1661), an immune-based therapeutic agent for treatment of HIV infection and AIDS being co-developed by Agouron and The Immune Response Corporation ("IRC"). Further, the Company has a number of programs in progress for discovery or development of other new drugs in the fields of cancer, viral disease and other serious diseases. The Company is also using the proprietary core drug discovery technology of Alanex Corporation ("Alanex"), a wholly-owned subsidiary of the Company, to accelerate the steps necessary to discover small-molecule drug candidates, from the initial identification of compounds that exhibit activity against selected biological targets to the progression of these compounds to drug candidates for human clinical trials.

Agouron's  long-term  goal is  increasing  profitability  from the sale of drugs generated from its own drug discovery and development efforts, and from development and commercialization of drugs originated outside of the Company. To augment its technical capabilities, to enhance the likelihood of successful commercialization of its products and to offset some of its operating costs, the Company has entered into collaborative research and development arrangements with other companies. The Company has generally retained significant commercial rights in drugs developed in its collaborative research and development programs funded in whole or in part by other companies and has secured significant commercial rights in those products that it has in-licensed from other companies. The Company anticipates that its successfully developed products will be commercialized both through its own direct sales and marketing activities in certain pharmaceutical markets and through manufacturing and marketing relationships with other pharmaceutical companies.

     The Company's common stock capitalization has evolved through a series of public offerings and private placements of its equity securities and the exercise of various warrants and employee stock options. Five public offerings have generated net proceeds of approximately $211,600,000 and the issuance of approximately 19,788,000 shares. The most recent public offering in 1996 raised approximately $77,245,000 through the issuance of 5,470,000 shares. Private placements have generated approximately $17,100,000 in net proceeds and the issuance of approximately 5,564,000 shares. The exercise of warrants and employee stock options (including employee stock purchase plan transactions) have generated proceeds of approximately $29,750,000 and the issuance of approximately 4,250,000 shares. In 1997, the Company acquired Alanex in a purchase transaction through the issuance of approximately 1,444,000 shares of the Company's common stock valued at approximately $61,000,000. The Company has also recorded an aggregate increase to common stock of approximately $29,000,000 which reflects the tax benefit of stock options that were exercised through fiscal 1998.

Narrative Description of Business

     Agouron is developing innovative drugs for treatment of cancer, HIV infection and other serious diseases and has expended approximately $449,000,000 on research and development since its inception, excluding a $57,500,000 write-off for in-process technology purchased in 1997 in the acquisition of Alanex.

VIRACEPT

     In March 1997, the Company received clearance from the Food and Drug Administration ("FDA") to market its first drug, VIRACEPT, a potent HIV protease inhibitor that substantially decreases viral load and increases CD4+T cell counts when used in combination antiretroviral drug therapy. An orally administered product, VIRACEPT is available in adult and pediatric formulations.

     VIRACEPT sales in the United States totaled $358,321,000 in fiscal 1998. The Company estimated that 85,000 patients in the United States (over 120,000 in the world) were taking VIRACEPT at the end of June 1998. It is anticipated that continued increasing VIRACEPT sales will make a substantial contribution toward profitable financial results in the future.

     Agouron developed VIRACEPT in collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). Agouron and JT have granted exclusive royalty bearing marketing rights outside of North America and parts of Japan to
F. Hoffmann-La Roche Ltd ("Roche"). The Company and JT share profits and/or royalties equally from the world-wide commercialization of VIRACEPT.

     In January and March 1998, VIRACEPT was approved for marketing in Europe and Japan, respectively. VIRACEPT license fees and royalties from Roche totaled $17,852,000 in 1998.

Research and Development Programs

     Agouron's research and development programs focus on the areas of cancer, AIDS and other serious diseases. Agouron's drug discovery programs apply the Company's core technologies of three-dimensional structure based drug design and high-throughput screening of chemical libraries generated by computation-directed combinatorial chemistry.

     The following table outlines the status of various programs in the Company's research and development portfolio. Agouron is pursuing some of these programs independently, while others are being undertaken in collaboration with other companies.

                                                                                         Research
                                                                                            and
                                                                                        Development
              Program                              Indication                              Stage
-------------------------------     --------------------------------------------        ------------

Cancer

     AG3340                         Solid Tumors                                        Phase II/III
     AG3433                         Solid Tumors                                        Preclinical
     AG2034                         Solid Tumors                                        Phase I
     AG2037                         Solid Tumors                                        Preclinical
     cdk Inhibitors                 Solid Tumors                                        Research
     PARP(1)  Inhibitors            Solid Tumors                                        Research
     VEGF Inhibitors                Solid Tumors                                        Research
     GnRH Antagonist                Hormone-Dependent Solid Tumors                      Research


Viral Disease

     VIRACEPT(2)                    HIV Infection                                       Approved
     REMUNE (AG1661)(3)             HIV Infection                                       Phase II/III
     AG1549 (S-1153)(4)             HIV Infection                                       Phase I
     AG1776 (JE-2147)(5)            HIV Infection                                       Preclinical
     AG7088                         Common Cold                                         Preclinical
     Hepatitis C agents(6)          Viral Disease                                       Research
     HIV Integrase Inhibitors       HIV Infection                                       Research

Ophthalmology

     AG3340                         Macular Degeneration                                Phase II
     Other MMP Inhibitors           Macular Degeneration                                Preclinical
     VEGF Inhibitors                Macular Degeneration                                Research


(1)  In collaboration with Cancer Research Campaign Technology Ltd.
(2)  In collaboration with Japan Tobacco Inc. and F. Hoffmann-La Roche Ltd.
(3)  In collaboration with The Immune Response Corporation.
(4)  In collaboration with Shionogi & Co., Ltd.
(5)  In collaboration with Japan Energy Corporation.
(6)  In collaboration with Japan Tobacco Inc.

Cancer

Overview

     The development of new drugs for treatment of cancer is a key scientific and commercial focus of the Company. Cancer is the second leading cause of death in the United States and most developed nations. While much progress has been made in the treatment of certain forms of cancer, most existing anti-cancer drugs display limited efficacy and significant toxicities that restrict their clinical usefulness. As a result, there remains a critical need for new anti-cancer drugs which are less toxic and more efficacious than those currently available either as tumoricidal (tumor-killing) or tumoristatic (tumor-controlling) agents.

     The Company's anti-cancer drug discovery and development programs pursue inhibitors of the following enzymes: matrix metalloproteases ("MMPs"); glycinamide ribonucleotide formyltransferase ("GART"); cyclin dependent kinases ("cdk"); gonadotropin releasing hormone ("GnRH"); poly (ADP ribose) polymerase ("PARP"); and vascular endothelial growth factor ("VEGF") kinase.

MMP Inhibitors: AG3340 and AG3433

     AG3340 is an orally delivered anti-angiogenesis drug designed to inhibit the growth, invasion and metastasis of solid tumors by inactivating certain members of a family of enzymes known as MMPs. AG3340 selectively inhibits those MMPs believed to be involved in angiogenesis and tumor progression. A primary goal of clinical studies of AG3340 is to determine whether this distinctive selectivity results in a favorable clinical profile of safety and efficacy.

     In fiscal 1998, Agouron completed two phase I studies of AG3340. In one phase I study, AG3340 was administered orally twice daily (BID) in patients with advanced cancer, including lung, prostate, kidney, and colorectal cancers as well as sarcoma and melanoma.

     A separate phase I study found that AG3340 in combination with chemotherapy was generally well tolerated among patients with advanced prostate cancer whose disease was resistant to hormonal therapies.

     In  preclinical  studies,  AG3340 has been  shown to inhibit  angiogenesis.
AG3340 was also found to be a potent inhibitor of the growth of chemotherapy-resistant human non-small cell lung cancer tumors in mice. Here, administration of AG3340 resulted in a dose-dependent decrease in tumor growth by up to 65% as compared to controls.

     In May 1998, Agouron initiated phase II/III clinical trials in patients with advanced lung or prostate cancer. The Company presently retains all rights to AG3340 in the fields of cancer and ophthalmology.

     Agouron  is  also   conducting   preclinical   research   on  a  stable  of
third-generation MMP inhibitors, including AG3433, which has even greater selectivity than AG3340 for those MMPs related to cancer.

GART Inhibitors:  AG2034 and AG2037

     AG2034 is a potent, selective inhibitor of GART, a key enzyme in the biochemical pathway through which tumor cells synthesize purines, essential components of DNA. With the exception of liver cells, all normal human tissues obtain purines through an alternative pathway (the purine salvage pathway). The Company believes that inhibitors of GART will show a high degree of selectivity for tumor cells and less significant bone marrow toxicity than other chemotherapeutic agents. The Company is completing dose-ranging phase I clinical trials that will establish an appropriate dose for AG2034.

     AG2037 was designed to have markedly reduced binding to the membrane folate binding protein ("mFBP") because tight binding to this receptor is one likely source of the toxicity observed with lometrexol, the first molecule in this class to be tested clinically by Eli Lilly and Company (assays of mFBP binding have been routine for compounds generated in this program). AG2037 shows potent inhibition of GART as a monoglutamate and can be polyglutamylated. Because of its weaker binding to mFBP, AG2037 access is restricted to only those cells with reduced folate carrier. Preclinical studies have shown that GART inhibitors are potentially cytotoxic (kills cells) to at least certain cancer cell types with mutant p53 genes, a common genetic abnormality in human cancer. The Company retains all commercial rights to compounds resulting from its GART inhibitor programs.

cdk Inhibitors

     Cdks are enzymes that play key roles in regulating the cell cycle. Certain members of this family of enzymes, such as cdk4 and cdk2, have been implicated as drivers of cells from a normally quiescent state to a highly proliferative state characteristic of human cancer. Agouron is engaged in a drug discovery program aimed at the design of selective small-molecule drugs with the potential to inhibit the activity of such cdks and therefore block the transition of cancer cells into their proliferative phase. The Company retains all commercial rights to compounds resulting from this program.

PARP Inhibitors

     PARP is an enzyme which is activated by DNA-strand breaks and is important in the immediate cellular response to DNA damage. The activity of PARP is involved in recruiting repair enzymes to the site of DNA damage so that cell division can proceed faithfully. Inhibition of PARP has profound effects on the survival of cells following exposure to DNA-damaging agents; thus, PARP inhibitors may be useful in conjunction with chemo- and radio-therapy to treat tumors. PARP inhibitors discovered at Agouron have been confirmed as chemopotentiating agents in cells and preliminary testing in tumors in animals is underway. The Company has exclusive commercial rights in compounds resulting from this program, which are being pursued in collaboration with Cancer Research Campaign Technology, Ltd.

VEGF Inhibitors

     The process known as angiogenesis (the formation of new blood vessels) is a key factor in the maintenance and progression of several disease states, including the metastasis of malignant tumors. The ability of cancer cells to carry out angiogenesis depends in part upon the activity of a protein known as VEGF, which, by binding to a receptor (known as kdr) on the cell surface, triggers the development of growth factor endothelial cells. Agouron is engaged in a program to design drugs that block the kdr receptor for VEGF and, therefore, compromise the ability of tumors to carry out a key process in angiogenesis. The Company retains all commercial rights to compounds resulting from this program.

GnRH Antagonist Program

     GnRH is a decapeptide that is synthesized in the brain and controls the pituitary and gonadal hormones that regulate fertility and the growth of certain hormone-dependent tumors (in women, this peptide is required for successful ovulation and, in men, it is necessary for spermatogenesis). The Company, through its Alanex subsidiary, is currently pursuing a program to discover certain orally active small-molecule drugs to treat two areas of human disease that depend on GnRH action: endometriosis and sex-hormone dependent tumors. The Company retains all commercial rights to compounds resulting from this program.

Viral Disease

Overview

     The development of new drugs for the treatment of certain viral diseases is another important scientific and commercial focus of the Company. The Company is presently conducting programs aimed at discovery and/or development of several classes of anti-viral drugs that block viral proteases, enzymes required by several families of pathogenic viruses to carry out replication and infection. Agouron's anti-viral drug programs include HIV protease inhibitors (VIRACEPT and AG1776), an immune-based therapeutic (REMUNE), a non-nucleoside reverse transcriptase inhibitor (AG1549), rhinovirus 3C protease inhibitors, and hepatitis C enzymes. Agouron is developing certain of its anti-viral drugs through collaborations with JT, Roche, IRC, Shionogi & Co., Ltd. and Japan Energy Corporation.

HIV Protease Inhibitor: VIRACEPT

     HIV protease is an enzyme that performs an essential role in the infectious cycle of HIV, and clinical research has demonstrated that inhibition of the protease enzyme renders HIV unable to form new infectious virus. Today, five FDA-approved HIV protease inhibitors (including VIRACEPT) are making a significant contribution in the management of HIV disease.

     VIRACEPT was cleared by the FDA for marketing in the United States in March 1997 pursuant to the FDA's guidelines for accelerated approval. VIRACEPT development activities now include certain additional phase II/III studies to facilitate the full approval of the drug and certain phase IV studies designed to expand the utilization of the product.

Immune-based therapeutic agent:  REMUNE(tm) (AG1661)

     An important recent goal in treatment of HIV infection is to combine such highly active drugs as HIV protease inhibitors, capable of halting replication of HIV, with agents capable of directly enhancing recovery of the immune system. REMUNE is an immune-based therapeutic agent, derived from HIV itself, which has been shown to stimulate the immune system to respond specifically to HIV infection and to produce the increases in substances such as chemokines that may provide protection to uninfected cells. Discovered by IRC, REMUNE is administered as an intramuscular injection every three months, and has been well-tolerated in clinical trials to date.

     In May 1997, enrollment was completed at 74 centers in the United States for a pivotal phase III, clinical end-point trial in which approximately 2,500 patients were randomized to receive conventional anti-retroviral drug therapy with or without REMUNE. This study is expected to be completed in March 1999. More than 250 patients have been enrolled in two other clinical studies which are evaluating the effect of REMUNE in combination with anti-retroviral drugs on virologic and immunologic markers in adults. A smaller study of REMUNE for treatment of HIV infection in children is in progress at the National Institutes of Health.

     In June 1998, Agouron and IRC began a collaboration on the final development and commercialization of REMUNE. Agouron has exclusive rights to market REMUNE in North America, Europe and certain other countries; IRC will manufacture commercial supplies of REMUNE. Agouron and IRC will share equally all profits from the commercialization of REMUNE in the licensed territory.

Non-nucleoside reverse transcriptase inhibitor (NNRTI):  AG1549 (S-1153)

     AG1549 is a second-generation NNRTI for the treatment of HIV infection. Discovered by Shionogi & Co., Ltd. ("Shionogi"), AG1549 is currently the subject of several clinical trials evaluating its dose and its concomitant use with other anti-retroviral treatments. AG1549 is of high clinical interest because it is ten times more potent in vitro than currently approved NNRTIs and because AG1549 is fully active in vitro against HIV containing the most common genetic mutation (at position 103) associated with resistance to other NNRTIs.

     Agouron  has   exclusive   world-wide   rights  to  the   development   and
commercialization of AG1549, except in Japan, South Korea and Taiwan, subject to the payment of royalties to Shionogi.

HIV Protease Inhibitor:  AG1776 (JE-2147)

     AG1776 is a protease inhibitor for the treatment of HIV infection. Preclinical data indicate that AG1776, discovered by Japan Energy Corporation ("JE"), works synergistically in vitro with other protease inhibitors. The compound has also exhibited activity against HIV mutations commonly associated with resistance to other protease inhibitors.

     Agouron has exclusive world-wide rights to the development and commercialization of AG1776 except in Japan, South Korea, North Korea and Taiwan, subject to the payment of royalties to JE; JE will manufacture bulk compound for use in final drug product.

Rhinovirus 3C Protease Inhibitor:  AG7088

     Rhinoviruses are believed to be the single most frequent cause of the common cold. While rhinovirus infections are a periodic annoyance to most individuals, they may produce more severe and prolonged symptoms in people with chronic obstructive pulmonary disease, such as asthma and emphysema. All known strains of rhinoviruses depend on a critical enzyme, the 3C protease, at several stages of their life cycle for production of new infectious viruses. Agouron has designed potent, selective rhinovirus 3C protease inhibitors, including AG7088, that are currently being evaluated in preclinical pharmacological studies. The Company retains all commercial rights in compounds resulting from this program.

HIV Integrase Inhibitors

     The drugs currently approved in the United States for treatment of HIV infection consist of reverse transcriptase inhibitors and protease inhibitors (including VIRACEPT). Another mechanism of action is inhibition of HIV-1 integrase, a key enzyme in catalyzing the integration of HIV into human cells.

     Agouron  scientists  believe  that  blocking  HIV  integrase  is  a  viable therapeutic strategy that will abort completion of the viral life cycle, preventing infection of new, uninfected target cells. Scientists also believe that HIV integrase is an attractive target because it is extremely unlikely that an HIV integrase-specific inhibitor will nonspecifically inhibit other eukaryotic enzymes. This fact may possibly reduce the incidence of side effects of an integrase inhibitor used to treat HIV infection. The Company retains all commercial rights in compounds resulting from this program.

Anti-Hepatitis C Drugs

     The hepatitis C virus ("HCV") is a virus that causes illnesses ranging from a mild flu-like disease to progressive liver disease, cirrhosis and primary liver cancer. The ability to treat infection by HCV represents a significant unmet clinical need, particularly in Asian countries. HCV depends upon several key enzymes for the production of new infectious virus. Agouron scientists have initiated programs to design new classes of anti-viral drugs that block such enzymes and disrupt the HCV life cycle. The Company is pursuing this research program in collaboration with JT.

Ophthalmology

Overview

     A hallmark of many serious retinal disorders, such as age-related macular degeneration, macular edema, retinopathy of prematurity, and proliferative diabetic retinopathy, is an extensive proliferation of new blood vessels in the retina and underlying choroid. This process, known as angiogenesis or neovascularization, often leads to retinal hemorrage that results in the loss of ganglion cells, degeneration of the central optic nerve, and eventually loss of central and/or peripheral vision. The most common neovascular retinal disorder, namely age-related macular degeneration, has recently become a leading cause of blindness in the elderly population in the industrialized world.

     In common with other tissues, the growth of new blood vessels is mediated by many factors including various members of the family of MMPs, VEGF and
Fibroblast Growth Factors ("FGF") and their respective receptors and some members of the integrin family of receptors involved in cell-cell and cell-matrix interactions. In ocular tissues, the production of these factors, receptors and MMPs is increased by local hypoxia, the most notable condition believed to stimulate retinal and subretinal neovascularization. Most significantly, in the ocular tissue of patients with any of the above mentioned diseases, elevated levels of growth factors, integrins and MMPs (in particular MMP-2 and MT-MMP-1) were consistently identified.

     Key mediators of angiogenesis have been associated with ophthalmic disorders. VEGF and basic FGF are strongly implicated as causative angiogenic agents in a variety of studies. In ocular tissues, the production of these growth factors is increased by hypoxia, the most notable condition believed to stimulate retinal angiogenesis. Most significantly, in patients undergoing surgery, high levels of VEGF in ocular fluid were found associated with macular degeneration, active diabetic retinopathy, central vein occlusion and other disorders.

     Current studies in the area of ophthalmology involve an assessment of the impact that inhibitors of MMPs might have on therapeutic practice and in meeting medical needs in these areas. Agouron is conducting in animal models a series of proof-of-principle preclinical studies of ocular diseases with the MMP inhibitor AG3340 in preparation for the commencement of human clinical studies. Agouron has recently demonstrated significant accumulation of AG3340 in the vitreous humor of rats and monkeys following oral dosing.

     Likewise, it is anticipated that when suitable inhibitors of VEGF become available, they will be tested in the existing ocular angiogenesis models prior to selection of a lead compound for clinical development. The Company retains all commercial rights in compounds resulting from this program.

Business Relationships/Research and Development Agreements

     The Company has funded its research and development primarily from working capital generated from both private and public sales of Agouron equity, collaborative arrangements and the financial contribution resulting from product sales. The Company has an ongoing program of business development which may, from time to time, lead to the establishment of corporate collaborations in addition to those noted below.

Japan Tobacco Inc.

     In February 1994, the Company entered into a strategic alliance with JT in the field of anti-viral drugs for the treatment of infections caused by hepatitis C and the herpes family of viruses. In December 1994, the Company added its anti-HIV drug, VIRACEPT, to the JT collaboration with the execution of a world-wide development and licensing agreement. Agouron and JT share equally the costs of further development of VIRACEPT.

     Currently, Agouron has exclusive commercial rights to VIRACEPT (with the right to sublicense) in North America and JT has exclusive commercial rights to VIRACEPT (with the right to sublicense) in certain parts of Japan. The Company and JT share profits and/or royalties equally from the world-wide commercialization of VIRACEPT.

Roche

     The Company and JT have granted Roche certain exclusive royalty bearing marketing rights to VIRACEPT outside of North America and parts of Japan. Further, the Company receives royalties based either on Roche's sales of VIRACEPT or, in certain circumstances, Invirase(r) and Fortavase(r) (saquinavir), Roche's HIV protease inhibitors. Roche has the right to manufacture VIRACEPT for its own use and is expected to commence such manufacturing in calendar 1999.

The Immune Response Corporation

     In June 1998, the Company entered into a binding letter of intent with IRC to collaborate on final development and commercialization of REMUNE, an immune-based therapeutic agent discovered by IRC and currently the subject of several clinical studies including a large phase III clinical trial. The two companies intend to enter promptly into a definitive agreement and will endeavor to complete development and registration of REMUNE in 1999. IRC will manufacture commercial supplies of REMUNE, and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries. The two companies will share equally all profits from the commercialization of REMUNE in the licensed territory. Agouron paid an initial $10,000,000 license fee to IRC in June 1998 and also purchased 118,256 newly issued common shares of IRC for $2,000,000. Agouron may pay, assuming ongoing successful development, registration and approval of REMUNE, to IRC up to $53,000,000 in additional development and milestone payments and $12,000,000 in purchases of additional IRC common stock.

Shionogi & Co., Ltd.

     In June 1998, the Company entered into a binding letter of intent with Shionogi to develop and commercialize AG1549, a second-generation NNRTI for the treatment of HIV infection. Discovered by Shionogi, AG1549 is currently the subject of several clinical trials evaluating its dose and its concomitant use with other antiretroviral treatments. AG1549 is of high clinical interest because it is ten times more potent in vitro than such other NNRTIs as nevirapine (Viramune(r) and delavirdine (Rescriptor(r) and because AG1549 is fully active in vitro against HIV containing the most common genetic mutation (at position 103) associated with resistance to other NNRTIs, including efavirenz (Sustiva(tm)).

     Agouron has exclusive world-wide rights to the development and commercialization of AG1549 except in Japan, South Korea and Taiwan. Agouron paid an initial $10,000,000 license fee to Shionogi in June 1998. Agouron may pay, assuming ongoing successful development, registration and approval of AG1549, additional license fees of up to $30,000,000. In addition, Agouron will pay Shionogi royalties based on sales, if any, of AG1549.

Japan Energy Corporation

     In June 1998, the Company entered into an agreement with JE to develop and commercialize AG1776, a novel protease inhibitor for the treatment of HIV infection. Preclinical data indicate that AG1776, discovered by JE, works synergistically in vitro with other protease inhibitors. The compound has also exhibited activity against mutations commonly associated with resistance to other protease inhibitors.

     Agouron has exclusive world-wide rights to the development and commercialization of AG1776 except in Japan, South Korea, North Korea and Taiwan; JE will manufacture bulk compound for use in final drug product. Agouron incurred an initial $6,000,000 license fee in June 1998. Agouron may incur, assuming ongoing successful development, registration and approval of AG1776, additional license fees of up to $20,000,000. In addition, Agouron will pay JE royalties based on sales, if any, of AG1776.

Competition

     The pharmaceutical and biotechnology industries are subject to intense competition and rapid and significant technological change. Many companies and organizations, including major pharmaceutical, biotechnology and chemical companies, universities, and other research organizations, are engaged in discovery and development of drugs for diseases targeted by the Company. For example, the Company is aware of several pharmaceutical companies that have HIV protease inhibitors, some of which are currently being marketed, including those of Abbott Laboratories, Inc. ("Abbott"), Merck & Co., Inc. ("Merck") and Roche. Certain companies and organizations have substantially greater financial and other resources, larger research and development staffs and more extensive production and marketing organizations, experience and capabilities than the Company. In addition, many companies have significantly more experience than the Company in preclinical testing and in conducting human clinical trials of potential pharmaceutical products and in obtaining FDA and other regulatory approvals. Furthermore, many such companies and organizations maintain or pursue extensive patent portfolios that could now or in the future pose a risk to the Company's ability to obtain patent protection for, or practice, its proprietary technology. All of these companies and other research organizations compete with the Company in recruiting and retaining highly qualified scientific, sales, marketing, manufacturing, administrative and management personnel.

     Agouron was the first company to devote itself to the development and application of protein structure-based drug design. As such, the Company believes that it has achieved certain competitive advantages, including developmental lead-time, level of commitment to the technology and the development of certain practical or technical capabilities. In recent years, however, several pharmaceutical companies have undertaken to establish capabilities in protein structure-based drug design, either internally or through academic collaborations, and can be presumed to be engaged in the use of such technology for the same purposes as is the Company. Certain biotechnology companies and other companies have also entered into the field of protein structure-based drug design. For example, Abbott, Novartis, Glaxo Wellcome plc ("Glaxo"), Merck and Roche have developed programs focused on protein structure-based drug design. The Company expects that the technology for protein structure-based drug design will become more widely implemented over time and will ultimately become more common in the pharmaceutical industry.

     The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel with a broad range of expertise, obtain patent protection or otherwise develop proprietary products or processes, conduct clinical trials and obtain required government approvals on a timely basis, select and pursue drug design projects in areas in which significant market opportunities exist or are likely to develop, manufacture (or have manufactured) its products on a cost-effective basis and successfully market its products either alone or in conjunction with others. Many of the Company's competitors have substantially greater financial resources, clinical and regulatory experience, manufacturing capabilities and sales and marketing organizations than Agouron. Moreover, the Company's competitors could obtain patents relating to Agouron's products or technology, which could have an adverse impact on the Company.

     Currently, five HIV protease inhibitors are available in the United States. FDA approval dates and estimated prescription market shares at June 30, 1998 are noted in the following table:


         Company           Product Name          Generic Name            Approval              Market Share
         Agouron           VIRACEPT(r)           nelfinavir              March, 1997                 32%
         Roche             INVIRASE(r)           saquinavir              December, 1995               8%
         Roche             FORTOVASE(r)          saquinavir              October, 1997               13%
         Abbott            NORVIR(r)             ritonavir               March, 1996                 14%
         Merck             CRIXIVAN(r)           indinavir               March, 1996                 33%

     Future competition from new HIV protease inhibitors is expected from Glaxo and other pharmaceutical companies. Additional competition may arise from non-protease inhibitor products as such products enter the market. Furthermore, competition may arise from generic manufacturers of nelfinavir, notwithstanding Agouron's patent protection discussed below.

Patents and Trade Secrets

     The Company seeks patent protection for its proprietary technology and potential products in the United States and in foreign countries. Most of the Company's products are expected to be synthetic chemical compounds which may be afforded patent protection under principles and procedures well established by the governmental patent offices under the patent law of the particular country.

     The Company's strategy is to pursue a strong patent portfolio and Agouron holds several patents, including a United States patent covering the chemical composition of VIRACEPT and other United States patents covering certain compounds in development, such as AG3340. The Company is currently prosecuting a number of patent applications in the United States and in various other countries seeking protection for certain series of compounds and other proprietary technology. The Company will continue to file patent applications on its evolving technology, processes and products.

     The Company's and/or its collaborators' failure to obtain and maintain patent protection for its products could have an adverse impact on the Company. Moreover, since there can be no assurance that Agouron's patents will be upheld as valid and enforceable in a court of law, a holding of invalidity or unenforceability of an Agouron (or its collaborators') patent(s) asserted against an alleged infringer could have an adverse impact on the Company.

     Many of the processes and much of the know-how of importance to the Company's technology depend upon the skills, knowledge and experience of its scientific and technical personnel, which skills, knowledge and experience are not patentable per se. To protect its rights in these areas, the Company requires all employees, significant consultants and advisors, and collaborators to enter into confidentiality agreements with Agouron. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, knowledge or other proprietary information.

     Moreover, since there can be no assurance that another company has not or will not obtain any patent relevant to an Agouron product or technology; such a patent by another company could have an adverse impact on Agouron.

Government Regulation

     The  production  and  marketing of the  Company's  products and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are principally governed by the FDA regulations in the United States and by comparable government regulations in foreign countries. Various federal, state and local statutes and regulations also govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping, distribution and marketing of such products. The process of completing preclinical and clinical testing and obtaining the approval of the FDA and similar health authorities in foreign countries to market a new drug product requires a significant number of years and the expenditure of substantial resources and may subject the Company to product liability exposure. Failures or delays by the Company or its collaborators or licensees in obtaining regulatory approvals would adversely affect the marketing of products being developed by the Company and the Company's ability to receive product revenues or royalties.

     The steps required by the FDA before a new human pharmaceutical or biological product may be marketed in the United States include: (a) preclinical laboratory tests, in vivo preclinical studies and formulation studies; (b) the submission to the FDA of a request for authorization to conduct clinical trials on an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (d) submission to the FDA of a New Drug Application ("NDA") or Product License Application ("PLA") and (e) review and approval of a NDA or PLA by the FDA before the drug product may be shipped or sold commercially. Prior to obtaining FDA approval for each product, each manufacturing establishment for new drugs must be registered with and receive appropriate approval by the

FDA. If, after receiving approval from the FDA, a material change is made in the manufacturing process or location, additional regulatory review may be required.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the safety and efficacy of the product. Preclinical test results are submitted to the FDA as a part of the IND. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, early indications of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the investigational drug for a specific clinical indication, to ascertain dose tolerance and the optimal dose range and to collect additional clinical information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable clinical safety profile in the targeted patient population, phase III studies are often initiated to further establish safety and efficacy of the investigational drug in a broader sample of the target patient population. The results of the clinical trials together with the results of the preclinical tests and complete manufacturing information are submitted in a NDA or PLA to the FDA for approval.

     If a NDA or PLA is submitted to the FDA, there can be no assurance that such application will be reviewed and approved by the FDA in a timely manner, if at all. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional information. Results of such post-market programs may limit or expand the further marketing of the product.

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

     In addition to government agencies that promulgate regulations and guidelines directly applicable to the Company and its products, professional societies, practice management groups, and health/science organizations may also publish, from time to time, guidelines or recommendations to the health care and patient communities that affect the usage of certain therapies, drugs or procedures, including the Company's products. Such recommendations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies and could have a material effect on the Company's results of operations.

Manufacturing

     Agouron utilizes world-wide contract manufacturing to produce VIRACEPT. The Company procures and transfers raw materials to contracted bulk drug producers, sends the converted bulk drug to finishing facilities and moves finished goods into a distribution center. Product supply and associated raw materials have been available in sufficient quantities to meet business needs. In order to accommodate anticipated sales volume growth, capacity expansion efforts are being pursued. The Company will be dependent upon its contract manufacturers to comply with good manufacturing practices and to meet its production requirements. There can be no assurance that the Company's contract manufacturers will timely deliver sufficient quantities of the Company's products or that the Company would be able to find substitute manufacturers, if necessary.

Marketing

     The Company distributes VIRACEPT in the United States through wholesalers. Sales volumes in the United States are influenced by underlying demand and wholesale inventory management practices.

     VIRACEPT is covered by Medicaid programs in all states and is covered by virtually all state AIDS Drug Assistance Programs ("ADAPs"). Currently, VIRACEPT is paid for predominately by Medicaid, private insurance and ADAPs. The Company offers a patient assistance program based upon medical need for patients who have no other means of coverage.
     Outside of North America and parts of Japan, VIRACEPT is marketed on behalf of the Company and JT by Roche. The Company receives a royalty on Roche's world-wide sales of VIRACEPT.

     The Company's sales and marketing efforts utilize a field sales organization which focuses primarily on office and hospital-based physicians, including key medical thought leaders. Additionally, the Company has obtained market access and availability for its products in part by establishing relationships within key market segments, including health maintenance organizations, third-party payers and governmental agencies.

Human Resources

     As of July 28, 1998, the Company had 991 employees, of which 619 and 146 employees, respectively, were engaged in, or directly supported, research and product development and sales and marketing efforts. The Company's employees are not covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent. The Company has entered into confidentiality agreements with all of its employees.

Item 2.       PROPERTIES

     The Company currently leases approximately 317,000 square feet of office and laboratory space in the Torrey Pines and Sorrento Valley areas of San Diego.

     The Company's corporate headquarters and administrative offices currently comprise approximately 118,000 square feet under lease agreements, most of which expire in calendar 1999.

     Research and development activities are located in approximately 197,000 square feet of leased space under agreements which expire from 1999 to 2004. These state-of-the-art facilities are designed to implement and support the Company's innovative approach to drug design. Included in the facilities are approved scale-up laboratories in which kilogram quantities of Company-designed drug compounds are manufactured under current good manufacturing practices for use in clinical trials. Additionally, the Company leases approximately 2,000 combined square feet in the United Kingdom and Canada which is utilized, respectively, by its European clinical development staff and Canadian marketing organization.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended June 30, 1998, no matters were submitted to a vote of the Company's security holders.

                                     PART II


Item 5.       MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol AGPH. There were approximately 30,000 shareholders of the common stock of the Company as of July 28, 1998. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.


The following table sets forth the range of high and low selling prices as reported by The Nasdaq Stock Market for the periods indicated.

                                                                              High              Low
                                                                           ---------        ---------
1997

         First Quarter                                                     $  23.125        $  14.500
         Second Quarter                                                       35.750           21.125
         Third Quarter                                                        50.500           33.500
         Fourth Quarter                                                       45.500           29.187

1998

         First Quarter                                                     $  56.500        $  39.250
         Second Quarter                                                       56.500           26.750
         Third Quarter                                                        40.000           29.250
         Fourth Quarter                                                       40.250           28.750

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data for each of the five years in the period ended June 30, 1998. The information presented should be read in conjunction with the consolidated financial statements included elsewhere in this report.

(In thousands, except
per share amounts)                                      1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------------

Statement of Income (Loss) Data:
Years ended June 30,
     Total revenues                               $  466,505   $  132,063   $   55,955   $   26,722    $  16,301
     Product sales                                   409,298       56,969            0            0            0
     Research and development expenses(1)            150,657      108,137       71,010       36,317       23,957
     Net income (loss) (1)  and (2)                   13,154      (42,806)     (19,523)     (12,939)      (9,462)
     Net income (loss) per share                  $      .40   $    (1.59)  $     (.99)  $     (.89)   $    (.66)
     Shares used in computing net income
          (loss) per share                            33,214       26,946       19,688       14,592       14,482

Balance Sheet Data:
At June 30,
     Working capital                              $  127,728   $  115,786   $   70,381   $    8,837    $  21,039
     Total assets                                    363,337      266,914      102,577       27,097       37,178
     Long-term liabilities                             6,915        7,217        1,734        1,884        2,285
     Stockholders' equity(3)                         236,169      191,282       75,583       12,591       24,852

     (1) In 1998, includes in-licensing  expenses of $26,000,000  ($15,600,000 net of tax) for commercial rights to three development stage anti-HIV products.

     (2) In 1997, includes the write-off of $57,500,000 of in-process technology associated with the acquisition of Alanex Corporation, partially offset by the realization of $43,800,000 of deferred tax assets associated with the Company's expectation of future taxable income.

     (3) The Company has never declared or paid cash dividends on its common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This discussion contains forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been principally funded from the Company's equity-derived working capital, various collaborative arrangements and, most recently, from the gross margin contribution of its first product, VIRACEPT(r) (nelfinavir mesylate). The net income reported in fiscal 1998 is principally due to the commercialization of VIRACEPT while the Company's prior net operating losses reflect primarily the result of its independent research and substantial investment in the clinical and commercial development of VIRACEPT and certain anti-cancer compounds.

     In March 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") to market VIRACEPT in the United States. For the fiscal year ended June 30, 1998, due principally to the increasing product contribution from VIRACEPT sales, license fees and royalties, the Company realized a net income of $13,154,000.

Results of Operations

Product sales

     Product sales for the fiscal years ended June 30, 1997 and 1998 were approximately $57,000,000 and $409,300,000 which included sales in the United States of $55,559,000 and $358,321,000, respectively. The Company anticipates that VIRACEPT sales in the United States will approximate $430,000,000 to $440,000,000 for fiscal 1999.

Contract revenues

     Collaborative research and development agreements with Japan Tobacco Inc. ("JT"), Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively "HLR") accounted for substantially all of the Company's contract revenues for 1998, 1997 and 1996. Total contract revenues for 1998 decreased approximately 40% from 1997 due principally to decreased VIRACEPT program spending by Agouron, which was partially funded by JT. Additionally, the amortization to revenue over a 24 month period of JT's $24,000,000 milestone payment, which was received in August 1995, was completed in June 1997. The increase in contract revenues from 1996 to 1997 of approximately 59% was due principally to increased program activity and spending on the JT collaborations.

     In December 1997, the Company agreed to end its collaboration with HLR in the field of cancer. As a result of the termination agreement, Agouron has regained all rights to its anti-cancer drugs previously within the scope of the HLR collaboration.

     The Company anticipates that contract revenues for fiscal 1999 will approximate $35,000,000 to $40,000,000.

License fees and royalties

     The Company's license fees and royalties for 1998 and 1997 were principally derived from F. Hoffmann-La Roche Ltd ("Roche"); license fees in 1996 were earned from HLR. Total revenues for 1998 increased approximately 83% from 1997 due to European marketing approval for VIRACEPT. The 33% decrease from 1996 to 1997 is principally due to $9,000,000 for initial European marketing rights for VIRACEPT in 1997 versus $15,000,000 for initial world-wide development rights for two anti-cancer drugs in 1996.

     In January and March 1998, VIRACEPT was approved for marketing in Europe and Japan, respectively. Upon such approvals, the Company realized as revenue license fees totaling $12,000,000. In July 1997, the Company and JT granted Roche certain exclusive rights to VIRACEPT in several Asian countries. For such rights, the Company received a license fee of $2,000,000.

     Royalty revenues of approximately $3,852,000 have been recognized in 1998 based on estimated and actual Roche sales of VIRACEPT in its licensed territory. The Company anticipates that license fees and royalties for fiscal 1999 will range from $30,000,000 to $35,000,000.

Cost of product sales

     The aggregate cost of product sales as a percentage of product sales was approximately 43% and 42% for 1997 and 1998, respectively. Gross margins on United States commercial sales were approximately 57% and 65% during 1997 and 1998, respectively. The Company anticipates that gross margins on United States commercial sales will improve as product sales volumes increase and certain manufacturing process and scale efficiencies are realized, and will approximate 71% in 1999. Aggregate gross margins will also be impacted by the size of the Company's patient assistance program (which provides free goods to indigent individuals), the Company's manufacturing supply arrangement with Roche (whereby Roche has the right to either purchase product at Agouron's cost plus contractually determined mark-ups or manufacture drug product for its own use, subject to contractually determined fees to be paid to Agouron) and the level of sales subject to Medicaid and other discounts or rebates in the United States.

Research and development

     Research and development ("R&D") spending increased by approximately 39% from 1997 to 1998 due to license fees for three development stage HIV products, increasing average R&D staff levels (approximately 28%) and staff-related spending (including occupancy and the addition of Alanex since late 1997) and increased expenditures for human clinical trial activities associated with the clinical development of certain of the Company's anti-cancer compounds. R&D spending increased by approximately 52% from 1996 to 1997 due generally to increasing average R&D staff levels (approximately 39%) and staff-related expenditures (including occupancy), increased expenditures in support of human clinical trials, an expanded access program associated with VIRACEPT and increased expenditures for clinical trial activities associated with AG3340 and other anti-cancer compounds. The Company anticipates that total R&D expenses in fiscal 1999, excluding the impact of any license fees or milestone expenses in either 1998 or 1999, will exceed fiscal 1998 expenses by approximately 40%.

Selling, general and administrative

     Selling, general and administrative ("SG&A") expenses represented approximately 28% of total operating expenses (excluding the cost of product sales, royalties and write-off of in-process technology purchased) in 1998, 23% in 1997 and 10% in 1996. SG&A increased by approximately 76% from 1997 to 1998 due principally to a full year of expenses associated with the sales force and other marketing personnel. Spending increases from 1996 to 1997 were due chiefly to increasing staff levels (approximately 214%) and staff-related expenditures, certain premarketing and advertising and promotion costs associated with the launch of VIRACEPT in March 1997 and other costs associated with a growing sales and marketing infrastructure. The Company anticipates that total SG&A expenses will increase by approximately 40% in fiscal 1999 due to increasing sales and marketing activities and the support of VIRACEPT phase IV marketing studies.

Royalties

     The Company's obligation to share VIRACEPT profits with JT is reflected in royalty expense for 1998 and represents approximately 19% of United States product sales. Royalties in fiscal 1997 were not significant. It is anticipated that royalty expense for fiscal 1999 will approximate 24% to 25% of United States product sales.

Write-off of in-process technology purchased

     In 1997, the Company acquired Alanex, a research company engaged in the discovery of drug leads through the high-speed screening of diverse chemical libraries designed by computational methods and generated by combinatorial chemistry. Alanex was acquired in a purchase transaction through the issuance of approximately 1,992,000 equivalent shares (including 548,000 for options and warrants) of the Company's common stock valued at approximately $61,000,000, plus $1,300,000 of related acquisition costs. The purchase price was allocated to various tangible and intangible assets and either capitalized (approximately $4,800,000) or expensed (approximately $57,500,000) as in-process technology based on an independent valuation of the Alanex assets, technology and research programs at the date of acquisition.

Interest and other income

     Interest income increased by 1% from 1997 to 1998. Interest income increased by approximately 23% from 1996 to 1997 due principally to a higher average investment portfolio balance resulting from the July 1996 public offering, receipt of $15,000,000 and $9,000,000, respectively, in license fees from HLR (June 1996) and Roche (January 1997), significantly increased contract funding from JT and HLR and the exercise of employee stock options. The Company anticipates that, absent additional revenue sources or a significant change in interest rates, fiscal 1999 interest income will be less than that of fiscal 1998.

Interest expense

     Interest expense increased in 1998 from 1997 due to borrowings under a line of credit which was used to partially fund quarterly royalties paid to JT throughout the year. Interest expense decreased in 1997 from 1996 by approximately 38% due to a decreasing level of debt and capital lease obligations from year to year.

Income tax provision (benefit)

     The income tax provision in 1998 has been computed using an effective, combined federal and state rate of 40%. The cash obligation of such 1998 provision has been mostly offset by the utilization of its deferred tax assets. Based on its 1998 pre-tax profit and its estimates for future taxable income, the Company believes it is more likely than not that its deferred tax assets (comprised mostly of net operating loss carryforwards, deductions generated by the exercise of stock options, and research credits) will be realized and has, therefore, recorded the full tax benefit of its deferred tax assets. The Company's accumulated net deferred tax assets totaled approximately $55,900,000 and $64,100,000 at June 30, 1997 and 1998. The Company anticipates that its effective income tax rate for fiscal 1999 will range from 10% to 15%. Such decrease from fiscal 1998 is attributed to greater expected availability of R&D tax credits due to the anticipated increase in R&D spending and the anticipated reduction in R&D contract revenues.

Year 2000

     The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. This could result in miscalculations and system failures. The Company has established a Year 2000 project team that is currently reviewing computer systems and computer controlled equipment that could be affected by this issue. In this process, the Company expects to both replace and upgrade certain systems and equipment. Additionally, the Company is in the process of contacting all of its significant external business partners to determine the extent to which the Company is vulnerable to their failure to obtain Year 2000 compliance. While the total cost of obtaining Year 2000 compliance is not known at this time, the Company believes such cost will not have a material effect on the Company's business, financial position, or results of operation. However, even though the Company plans to have obtained Year 2000 compliance prior to the year 2000, the inability of the Company or its business partners to adequately address year 2000 issues could have a significant impact on the Company's business.

Liquidity and Capital Resources

     Prior to fiscal 1998, the Company relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. In fiscal 1998, due primarily to the successful commercialization of VIRACEPT, operating activities have provided $827,000 of cash compared with using $73,467,000 in fiscal 1997. Commercial sales of VIRACEPT for 1997 and 1998 resulted in gross margins of approximately $32,370,000 and $236,654,000.

     At June 30, 1998, the Company had net working capital of approximately $127,728,000, an increase of $11,942,000 over June 30, 1997 levels due principally to the Company's pre-tax profit of $21,924,000. Individual working capital components significantly impacted by the commercialization of VIRACEPT include trade accounts receivable (an increase of $18,416,000), inventories (an increase of $44,906,000), accounts payable (an increase of $15,560,000) and accrued liabilities (an increase of $26,467,000, primarily due to accrued royalties payable to JT). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted as VIRACEPT sales increase. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $87,123,000. The Company believes that its current capital resources, existing contractual commitments and anticipated VIRACEPT product sales contribution are sufficient to maintain its current operations through fiscal 1999. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

     The Company believes that additional financing may be required to meet the planned operating needs after fiscal 1999 if significant and increasing positive cash flows are not generated from commercial activities. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned preclinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing capabilities. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development, cancel licenses from third parties or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

     During fiscal 1998, capital expenditures totaled $33,086,000 compared with $14,727,000 and $3,710,000 during 1997 and 1996, of which $1,579,000, $2,355,000 and $457,000 were financed through capital lease obligations. Of the total capital expenditures during 1998, 1997 and 1996, approximately $14,331,000, $4,728,000 and $318,000 represented leasehold improvement costs associated with certain of the Company's facilities. With the exception of the leasehold improvement costs, virtually all of the capital expenditures during 1998, 1997 and 1996 represented laboratory and office equipment and scientific instrumentation necessary to support an expanding research, development, and commercial infrastructure. Capital expenditures during 1999 are expected to be approximately $18,000,000 to support continued product commercialization, development and research activities. Of the total expected capital expenditures during 1999, approximately $4,000,000 is associated with the leasehold improvement of existing and anticipated new administrative and laboratory facilities. The Company may utilize lease or debt financing for certain expenditures if available on acceptable terms.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                               PAGE
-------------------------------------------                               ----

Report of Independent Accountants                                          F-1

Consolidated Balance Sheet as of June 30, 1998 and 1997                    F-2

Consolidated Statement of Income (Loss) for the years ended                F-3
           June 30, 1998, 1997 and 1996

Consolidated Statement of Stockholders' Equity for the
           years ended June 30, 1998, 1997 and 1996                        F-4

Consolidated Statement of Cash Flows for the years ended
           June 30, 1998, 1997 and 1996                                    F-5

Notes to Consolidated Financial Statements                                 F-6

NOTE: All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Agouron Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Agouron Pharmaceuticals, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers, LLP

San Diego, California
July 16, 1998

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)


                                                                                           June 30,
                                                                                ----------------------------
                                                                                      1998              1997
                                                                                ----------       -----------
ASSETS

Current assets:

       Cash and cash equivalents                                                $   19,098       $    52,484
       Short-term investments                                                       68,025            38,833
       Accounts receivable, net                                                     51,341            31,375
       Inventories                                                                 103,706            58,800
       Current deferred tax assets                                                     564               500
       Other current assets                                                          5,247             2,209
                                                                                ----------       -----------

       Total current assets                                                        247,981           184,201

Property and equipment, net                                                         47,212            22,613

Deferred tax assets                                                                 64,644            56,000

Purchased intangibles                                                                3,500             4,100
                                                                                ----------       -----------

                                                                                $  363,337       $   266,914
                                                                                ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                         $   44,393       $    28,833
       Accrued liabilities                                                          35,356             8,889
       Deferred revenue and advances                                                23,563            27,567
       Current deferred tax liabilities                                              1,139               600
       Loan payable and current portion of long-term debt                           15,802             2,526
                                                                                ----------       -----------

       Total current liabilities                                                   120,253            68,415
                                                                                ----------       -----------

Long-term liabilities:
       Long-term debt, less current portion                                          5,892             5,940
       Accrued rent                                                                  1,023             1,277
                                                                                ----------       -----------

       Total long-term liabilities                                                   6,915             7,217
                                                                                ----------       -----------

Stockholders' equity:
       Common stock, no par value, 75,000,000 shares authorized,
           31,053,380 and 29,429,920 shares issued and outstanding                 348,482           317,133
       Unrealized gains (losses) on short-term investments                             384                 0
       Accumulated deficit                                                        (112,697)         (125,851)
                                                                                ----------       -----------

       Total stockholders' equity                                                  236,169           191,282
                                                                                ----------       -----------

Commitments
                                                                                $  363,337       $   266,914
                                                                                ==========       ===========

See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In thousands, except per share amounts)

                                                                          Years ended June 30,
                                                              --------------------------------------------
                                                                       1998           1997            1996
                                                              -------------  -------------   -------------

Revenues:
     Product sales                                            $     409,298  $      56,969   $           0
     Contracts                                                       38,855         65,094          40,955
     License fees and royalties                                      18,352         10,000          15,000
                                                              -------------  -------------   -------------

                                                                    466,505        132,063          55,955
                                                              -------------  -------------   -------------
Operating expenses:
     Cost of product sales                                          172,644         24,599               0
     Research and development                                       150,657        108,137          71,010
     Selling, general and administrative                             58,012         32,941           8,082
     Royalties                                                       68,423              0               0
     Write-off of in-process technology purchased                         0         57,500               0
                                                              -------------  -------------   -------------

                                                                    449,736        223,177          79,092
                                                              -------------  -------------   -------------

Operating income (loss)                                              16,769        (91,114)        (23,137)
                                                              -------------  -------------   -------------

Other income (expenses):
     Interest and other income                                        5,907          5,873           4,776
     Interest expense                                                  (752)          (142)           (228)
                                                              -------------  -------------   -------------

                                                                      5,155          5,731           4,548
                                                              -------------  -------------   -------------

Income (loss) before income taxes                                    21,924        (85,383)        (18,589)

Income tax provision (benefit)                                        8,770        (42,577)            934
                                                              -------------  -------------   -------------

Net income (loss)                                             $      13,154  $     (42,806)  $     (19,523)
                                                              =============  =============   =============

Earnings per share:
     Basic                                                    $         .43  $       (1.59)  $        (.99)
                                                              =============  =============   =============
     Diluted                                                  $         .40  $       (1.59)  $        (.99)
                                                              =============  ==============  =============

Shares used in calculation of:
     Basic                                                           30,571         26,946          19,688
     Diluted                                                         33,214         26,946          19,688





See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands)


                                                                       Unrealized
                                                                          gains
                                                                       (losses) on
                                                 Common Stock          short-term     Accumulated
                                             Shares         Amount     investments        Deficit          Total
                                         ----------    -----------     -----------    -----------    -----------

Balance at June 30, 1995                 14,718,564    $    76,113     $         0    $   (63,522)   $    12,591

   Stock issuances:
     Public sale                          6,000,000         78,579                             --         78,579
     Exercise of stock options              586,412          2,990                             --          2,990
     Exercise of stock warrants              90,000            283                             --            283
     Employee stock purchase plan            68,398            663                             --            663
   Net loss                                      --             --                        (19,523)       (19,523)
                                        -----------    -----------     -----------    -----------    -----------

Balance at June 30, 1996                 21,463,374        158,628               0        (83,045)        75,583

   Stock issuances:
     Public sale                          5,470,000         77,245                             --         77,245
     Acquisition of Alanex                1,444,236         61,051                             --         61,051
     Exercise of stock options              980,472          6,720                             --          6,720
     Employee stock purchase plan            71,838          1,389                             --          1,389
   Tax benefit of stock options exercised              --              12,100                        --
12,100
   Net loss                                      --             --                        (42,806)       (42,806)
                                        -----------    -----------     -----------    -----------    -----------

Balance at June 30, 1997                 29,429,920        317,133               0       (125,851)       191,282

Stock issuances:
     Exercise of stock options            1,344,104         11,031                             --         11,031
     Exercise of stock warrants             169,522            680                             --            680
     Employee stock purchase plan           109,834          2,742                             --          2,742
   Tax benefit of stock options exercised              --              16,896                        --
16,896
   Change in unrealized gains (losses) on
     short-term investments                                                    384                           384
   Net income                                    --             --                         13,154         13,154
                                        -----------    -----------     -----------    -----------    -----------

Balance at June 30, 1998                 31,053,380    $   348,482     $       384    $  (112,697)   $   236,169
                                        ===========    ===========     ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

                                                                                   Years ended June 30,
                                                                       -----------------------------------------
                                                                              1998           1997           1996
                                                                       -----------    -----------    -----------

Cash flows from operating activities:
     Cash received from product sales, contracts and licenses          $   442,484    $   116,692    $    61,376
     Cash paid to suppliers, employees and service providers              (446,863)      (195,890)       (73,738)
     Interest received                                                       5,958          5,873          4,776
     Interest paid                                                            (752)          (142)          (228)
                                                                       -----------    -----------    -----------

     Net cash provided (used) by operating activities                          827        (73,467)        (7,814)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments              147,292        127,501         59,686
     Purchases of short-term investments                                  (176,100)       (91,227)      (118,224)
     Purchase of  property and equipment                                   (31,507)       (12,372)        (3,252)
     Cost to acquire Alanex, net of cash acquired                                0            608              0
                                                                       -----------    -----------    -----------

     Net cash provided (used) by investing activities                      (60,315)        24,510        (61,790)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                             14,453         85,354         82,515
     Proceeds from credit line                                              53,600              0              0
     Principal payments on credit line, long-term debt,
       and capital leases                                                  (41,951)          (364)          (818)
                                                                       -----------    -----------    -----------

     Net cash provided (used) by financing activities                       26,102         84,990         81,697
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                       (33,386)        36,033         12,093
Cash and cash equivalents at beginning of year                              52,484         16,451          4,358
                                                                       -----------    -----------    -----------

Cash and cash equivalents at end of year                               $    19,098    $    52,484    $    16,451
                                                                       ===========    ===========    ===========

Reconciliation of net loss to net cash provided (used)
 by operating activities:
     Net income (loss)                                                 $    13,154    $   (42,806)   $   (19,523)
     Depreciation and amortization                                           9,087          3,910          2,411
     Write-off of in-process technology purchased                                0         57,500              0
     Provision (benefit) for deferred income taxes                           8,727        (43,800)             0
     Net (increase) decrease in inventories                                (44,906)       (58,547)             0
     Net (increase) decrease in accounts receivable and other
       current assets                                                      (23,004)       (28,209)        (1,198)
     Net increase (decrease) in accounts payable, accrued
       liabilities, deferred revenue and advances, and other liabilities    37,769         38,485         10,496
                                                                        ----------     ----------    -----------


Net cash provided (used) by operating activities                       $       827    $   (73,467)   $    (7,814)
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

AGOURON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company and its significant accounting policies

The Company

Agouron Pharmaceuticals, Inc. ("Agouron" or the "Company") was organized and incorporated in California in June 1984. Agouron is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of innovative therapeutic products engineered to inactivate proteins which play key roles in cancer, AIDS and other serious diseases. The Company, through its own sales and marketing organization, is currently marketing in the United States its first drug, VIRACEPT(r) (nelfinavir mesylate) for treatment of HIV infection. The Company is also conducting pivotal phase II/III clinical trials for AG3340 for treatment of lung and prostate cancer. In addition, Agouron is expected to initiate a phase II/III pivotal clinical trial of REMUN(tm) (AG1661), an immune-based therapeutic agent for treatment of HIV infection and AIDS being co-developed by Agouron and The Immune Response Corporation ("IRC"). Further, the Company has a number of programs in progress for discovery or development of other new drugs in the fields of cancer, viral disease and other serious diseases. The Company is also using the proprietary core drug discovery technology of Alanex Corporation ("Alanex"), a wholly-owned subsidiary of the Company, to accelerate the steps necessary to discover small-molecule drug candidates, from the initial identification of compounds that exhibit activity against selected biological targets to the progression of these compounds to drug candidates for human clinical trials.

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

Cash and cash equivalents

     The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within 90 days from date of purchase.

Short-term investments

     Short-term investments consist principally of government or government agency securities, corporate notes and bonds, commercial paper and certificates of deposit with original maturities of three to thirty-six months, and corporate equity securities. The Company has classified its short-term investments as available-for-sale. Included in short-term investments at June 30, 1998 and 1997 is $1,262,000 and $588,000 of accrued interest receivable.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Concentration of credit and market risk

     The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any material losses from such investments in 1998, 1997 or 1996.

Financial instruments and risk management

     The Company has contract manufacturing operations in Europe and Asia. Accordingly, the Company from time-to-time enters into forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. At June 30, 1998, the Company had several forward contracts with maturities of less than six months to purchase Japanese Yen for approximately $9,426,000. These contracts are designated and effective as hedges and, accordingly, gains and losses are recognized in the same period the offsetting gains and losses of hedged transactions are realized and recognized.

Property and equipment

     Property and equipment is recorded at cost. Depreciation is computed using principally the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease.

Purchased intangibles

     In conjunction with the 1997 acquisition of Alanex, the Company has recorded purchased intangibles (primarily drug discovery technology and chemical compound libraries) which are being amortized on a straight-line basis over their estimated useful lives of seven years.

Deferred revenue and advances

     Approximately $22,414,000 of cash received from JT has been classified as deferred contract revenue and advances. Approximately $21,452,000 of the cash received from JT represents JT's advance of the Company's VIRACEPT development funding obligation which was completed in March 1998. Such amounts are to be repaid by the Company out of future profits, if any, generated by sales of VIRACEPT in the United States. The balance of the payments from JT are non-refundable and are being recognized as contract revenue on a prospective basis generally as collaborative program expenses are incurred.

Product sales

     The Company ships VIRACEPT to wholesalers throughout the United States and recognizes sales revenue upon shipment. Sales are reported net of discounts, rebates, chargebacks and product returns.

     Also included in product sales for 1998 and 1997 are approximately $50,979,000 and $1,441,000 of sales (at cost plus contractually determined mark-ups) to Roche of clinical and commercial drug supplies to be used by Roche in its licensed territory. The Company receives a royalty on Roche's subsequent commercial sales of such drug supplies.

Contract revenues

     Contract revenues are earned and recognized generally as contract research costs are incurred according to the provisions of each underlying agreement. Amounts received in advance of performance are recorded as deferred revenue. Contract milestone payments are recognized as revenues upon the completion of the milestone event or requirement.

License fees and royalties

     License fees are recognized as revenue when earned as generally evidenced by certain factors including: receipt of such fees, satisfaction of any performance obligations and the non-refundable nature of such fees.

     Royalty revenues are recognized based on estimated and actual sales of licensed products in licensed territories.

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

Earnings (loss) per share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" Basic earnings
(loss) per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during a period. Common stock equivalents are options under the Company's stock option plans which are included in the earnings per share computation under the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan.

     Common stock equivalents of approximately 2,643,000 shares for 1998 were used to calculate diluted earnings per share. For 1997 and 1996, common stock equivalents of approximately 3,168,000 and 2,014,000 shares were not used to calculate diluted earnings (loss) per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings (loss) per share for any of the periods presented.

Stock-based compensation plans

     The Company measures compensation expense for its stock-based compensation plans using the intrinsic method and provides pro-forma disclosures of net income and earnings (loss) per share as if the fair value-based method had been applied in measuring compensation expense.

Statement of cash flows

     For purposes of the Statement of Cash Flows, cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less. Non-cash financing and investing activities are comprised primarily of capital lease obligations of $1,579,000, $2,355,000 and $457,000 for 1998, 1997 and 1996
and the acquisition of Alanex in 1997.

New accounting standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130") "Reporting Comprehensive Income," which requires additional disclosures to be adopted beginning with the quarter ending September 30, 1998. Under FAS 130, the Company will be required to display comprehensive income and its components as part of the Company's complete set of financial statements.

     In June 1997, the FASB also issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires additional disclosures to be adopted on June 30, 1999. FAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact on its disclosures, if any.

Note 2 -  Short-term investments

     The cost of the Company's investment portfolio by type of security and contractual maturity in the balance sheet is as follows:

                                                                                       June 30,
                                                                      ----------------------------------
                                                                                1998                1997
                                                                      --------------      --------------

              (Dollars in thousands)

              Type of security:
                  Corporate debt                                       $      46,023      $       24,401
                  U.S. Treasury and agencies                                  10,766              11,994
                  Other interest-bearing                                       9,462               2,438
                  Corporate equity                                             1,774                   0
                                                                       -------------      --------------

                                                                       $      68,025      $       38,833
                                                                       =============      ==============

              Contractual maturity:
                  Maturing in less than twelve months                  $      41,389      $       35,827
                  Maturing between twelve and
                      thirty-two months                                       26,636               3,006
                                                                       -------------      --------------

                                                                       $      68,025      $       38,833
                                                                       =============      ==============

     The cost of securities sold, if any, is based upon the specific identification method. The net unrealized holding gain on available-for-sale securities included as a separate component of stockholders' equity at June 30, 1998 totaled $384,000. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at June 30, 1997. Realized gains and losses on the disposal of available-for-sale securities during 1998 totaled $20,000 and $2,000, respectively. During 1997 such gains and losses totaled $12,000 and $4,000, respectively. During 1996, such gains totaled $22,000.

Note 3 - Composition of certain financial statement captions

                                                                                         June 30,
                                                                                --------------------------
                                                                                      1998            1997
                                                                                ----------     -----------
(Dollars in thousands)

Accounts receivable, net:
     Trade                                                                      $   44,471     $    26,055
     Contract                                                                        2,451           4,668
     Royalties                                                                       2,339               0
     Employee                                                                          252             269
     Other                                                                           1,828             383
                                                                                ----------     -----------

                                                                                $   51,341     $    31,375
                                                                                ==========     ===========

Inventories:
     Raw materials and work in process                                          $   95,517     $    57,883
     Finished goods                                                                  8,189             917
                                                                                ----------     -----------

                                                                                $  103,706     $    58,800
                                                                                ==========     ===========

Property and equipment, net:
     Scientific instrumentation                                                 $   26,869     $    16,614
     Leasehold improvements                                                         25,135          10,804
     Computer equipment                                                             15,619           8,892
     Furniture and fixtures                                                          3,910           2,464
                                                                                ----------     -----------

                                                                                    71,533          38,774
     Less accumulated depreciation and amortization                                (24,321)        (16,161)
                                                                                ----------     -----------

                                                                                $   47,212     $    22,613
                                                                                ==========     ===========

Accrued liabilities:
     Royalties                                                                  $   21,410     $         0
     License fees                                                                    6,000               0
     Vacation                                                                        2,955           1,932
     Clinical studies                                                                2,731           3,578
     Other                                                                           2,260           3,379
                                                                                ----------     -----------

                                                                                $   35,356     $     8,889
                                                                                ==========     ===========

Note 4 - Significant contract arrangements

Japan Tobacco Inc.

     In February 1994, the Company entered into a strategic alliance with JT in the field of anti-viral drugs for the treatment of infections caused by hepatitis C and the herpes family of viruses. In December 1994, the Company added its anti-HIV drug, VIRACEPT, to the JT collaboration with the execution of a world-wide development and licensing agreement. Agouron and JT share equally the costs of further development of VIRACEPT.

     Currently, Agouron has exclusive commercial rights to VIRACEPT (with the right to sublicense) in North America and JT has exclusive commercial rights to VIRACEPT (with the right to sublicense) in parts of Japan. The Company and JT share profits and/or royalties equally from the world-wide commercialization of VIRACEPT.

     Under the combined terms of the JT agreements, the Company has incurred costs of $51,898,000, $71,825,000 and $46,969,000 and recognized corresponding contract revenues of $17,359,000, $48,886,000 and $37,197,000 for the years ended June 30, 1998, 1997 and 1996.

Roche

     The Company and JT have granted Roche certain exclusive royalty bearing marketing rights to VIRACEPT outside of North America and parts of Japan. For such rights, the Company has received (and recognized as revenue) initial license fees and additional product approval license fees. The Company also receives royalties based either on Roche's sales of VIRACEPT or, in certain circumstances, Invirase(r) and Fortavase(r) (saquinavir), Roche's HIV protease inhibitors. VIRACEPT license fees and royalties from Roche totaled $17,852,000 and $9,000,000 for the years ended June 30, 1998 and 1997.

HLR

     In June 1996, Agouron granted HLR world-wide development rights in two anti-cancer drugs and agreed to collaborate with HLR on an additional early-stage anti-cancer drug discovery program. In return for such rights, HLR paid $15,000,000 in initial license fees and agreed to bear 80% of certain future development costs and to provide annual research support to the Company of $3,000,000. In December 1997, Agouron and HLR agreed to end this anti-cancer research and development collaboration. The Company has regained all commercial rights to the anti-cancer drugs previously within the scope of the collaboration.

     Under the terms of the anti-cancer agreements with HLR which have been terminated, the Company incurred costs of $23,486,000 and $17,854,000 and recognized corresponding contract revenues of $15,428,000 and $14,270,000 for the years ended June 30, 1998 and 1997.

The Immune Response Corporation

     In June 1998, the Company entered into a binding letter of intent with IRC to collaborate on final development and commercialization of REMUNE, an immune-based therapeutic agent discovered by IRC and currently the subject of several clinical studies including a large phase III clinical trial. The two companies intend to enter promptly into a definitive agreement and will endeavor to complete development and registration of REMUNE in 1999. IRC will manufacture commercial supplies of REMUNE, and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries. The two companies will share equally all profits from the commercialization of REMUNE in the licensed territory. Agouron paid an initial $10,000,000 license fee to IRC in June 1998 and also purchased 118,256 newly issued common shares of IRC for $2,000,000. The Company's development funding obligation commences October 15, 1998 and, assuming ongoing successful development, registration and approval of REMUNE, the Company may pay to IRC up to $53,000,000 in additional development and milestone payments and $12,000,000 in purchases of additional IRC common stock.

Shionogi & Co., Ltd.

     In June 1998, the Company entered into a binding letter of intent with Shionogi & Co., Ltd. ("Shionogi") to develop and commercialize AG1549, a second-generation non-nucleoside reverse transcriptase inhibitor ("NNRTI") for the treatment of HIV infection. Discovered by Shionogi, AG1549 is currently the subject of several clinical trials evaluating its dose and its concomitant use with other antiretroviral treatments.

     Agouron has exclusive world-wide rights to the development and commercialization of AG1549 except in Japan, South Korea and Taiwan. Agouron paid an initial $10,000,000 license fee in June 1998. Agouron may pay, assuming ongoing successful development, registration and approval of AG1776, additional license fees of up to $30,000,000. In addition, Agouron will pay Shionogi royalties based on sales, if any, of AG1549.

Japan Energy Corporation

     In June 1998, the Company entered into an agreement with Japan Energy Corporation ("JE") to develop and commercialize AG1776, a novel protease inhibitor for the treatment of HIV infection. Agouron has exclusive world-wide rights to the development and commercialization of AG1776 except in Japan, South Korea, North Korea and Taiwan; JE will manufacture bulk compound for use in final drug product. Agouron incurred an initial $6,000,000 license fee in June 1998. Agouron may pay, assuming ongoing successful development, registration and approval of AG1776, additional license fees of up to $20,000,000. In addition, Agouron will pay JE royalties based on sales, if any, of AG1776.

Note 5 - Long-term debt

     Long-term debt and capital lease obligations are as follows:

                                                                                        June 30,
                                                                         -------------------------------

                                                                                  1998              1997
                                                                         -------------    --------------
(Dollars in thousands)

Notespayable,  secured  with  personal  property and a
     certificate  of deposit; interest at CD rate plus 1.5%,
     paid off in June 1998.                                              $           0    $          142

Capital leases with interest rates between 5.86% and 16.5%,
     maturing at various dates through June 2003.                                3,214             2,462

Line of credit, $20,000,000 secured; interest at bank reference
      rate or LIBOR plus 1.5%, expiring September 30, 1998.                     15,000                 0

Unsecured,  non-interest  bearing,  term  obligation;
     face value of $4,500,000; discounted  to an  8.95%
     effective  rate,  includes  imputed  interest  of $548,000
     due June 28, 2001.                                                          3,480             3,194

Term obligation for tenant improvements, interest
     at 11% per annum, payable in monthly installments,
     paid off in October 1997.                                                       0             2,668
                                                                         -------------    --------------

Total long-term debt and capital lease obligations                              21,694             8,466

Current portion                                                                (15,802)           (2,526)
                                                                         -------------    --------------

                                                                         $       5,892    $        5,940
                                                                         =============    ==============

     Maturities of long-term debt,  excluding  capital  leases,  are as follows:
1999 - $15,000,000;  2000- $0; and 2001 - $4,500,000,  less imputed  interest of
$1,020,000.

Note 6 - Income taxes

(Dollars in thousands)

     The components of the provision (benefit) for income taxes are as follows:

                                                          1998         1997         1996
                                                     ---------    ---------     --------
          Year ended June 30,
          Current:
              Federal                                $       0    $       0     $      0
              State                                         43            1            1
              Foreign                                        0        1,222          933
                                                     ---------    ---------     --------
                                                            43        1,223          934
                                                     ---------    ---------     --------

          Deferred:
              Federal                                    8,495      (37,800)           0
              State                                        232       (6,000)           0
              Foreign                                        0            0            0
                                                     ---------    ---------     --------
                                                         8,727      (43,800)           0
                                                     ---------    ---------     --------

                                                     $   8,770    $ (42,577)    $    934
                                                     =========    =========     ========

     The income tax reconciliation from income (loss) before income taxes computed at the federal statutory rate (34%) to the Company's actual income tax provision is as follows:

          Year ended June 30,                             1998         1997         1996
                                                     ---------    ---------     --------
          Tax at U.S. federal statutory rate         $   7,454    $ (29,030)    $ (6,320)
          State taxes, net of federal benefit              181            1            1
          Foreign taxes                                      0        1,222          933
          Purchase accounting book/ tax basis
            differences                                      0       19,781            0
          Change in valuation allowance                      0      (42,449)       6,245
          Other                                          1,135          415           75
          Adjustments to carryover amounts                   0        7,483            0
                                                     ---------    ---------     --------
                                                     $   8,770    $ (42,577)    $    934
                                                     =========    =========     ========

     The Company's deferred tax assets and liabilities are as follows:


                                                             June 30
                                                     ----------------------
                                                          1998         1997
                                                     ---------    ---------
          Book and tax depreciation/amortization
            differences                              $   5,891    $     831
          Accrued liabilities                            1,951        1,363
          Net operating loss carryforwards              51,281       49,348
          Tax credits                                    6,956        5,676
          Other                                         (2,010)      (1,318)
                                                     ---------    ---------
                                                        64,069       55,900
          Valuation allowance                                0            0
                                                     ---------    ---------
          Deferred taxes, net                        $  64,069    $  55,900
                                                     =========    =========

     The Company has not recorded current provisions for United States federal income taxes due to net operating losses for tax reporting purposes. At June 30, 1998, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $150,000,000 expiring from 2000 to 2013. The net operating loss includes the tax benefit related to the exercise of stock options, which benefit was recorded to common stock. The Company also has federal research and development credit carryforwards of approximately $4,800,000 at June 30, 1998. The future utilization of net operating loss carryforwards for federal income tax purposes may be impacted by the issuance of additional equity securities.

     Due to California's partial conformity with federal provisions regarding net operating loss and research and development credit carryforwards, and as a result of the Company's use of certain state tax planning strategies, for state tax reporting purposes at June 30, 1998, the Company has no net operating loss carryforwards and has research and development credit carryforwards of approximately $2,200,000. Such credits do not expire.

     Based on its 1998 operating results and its estimates of future taxable income, the Company believes that it is more likely than not that its deferred tax assets (comprised mostly of net operating loss carryforwards and research credits) will be realized and has therefore recorded the full tax benefit of its deferred tax assets as of June 30, 1998.

     Foreign tax expense represents certain withholding taxes associated with collaboration payments from JT.

Note 7 -  Stockholders' equity

Stock Options

     The Company's stock option plans, as amended, are administered by the Board of Directors or its designees and provide generally that, for incentive stock options, the exercise price shall not be less than the fair market value of the shares at the date of grant and, for certain non-qualified stock options, the price shall not be less than 85% of the fair market value of the shares at the date of grant and others may be at any price determined by the Board of Directors. The options expire not later than ten years from the date of the grant and generally become exercisable ratably over a three or four year period beginning one year from the grant date. In February 1998, the Board of Directors adopted the most recent plan and reserved 1,000,000 shares for issuance thereunder. At June 30, 1998, the Company had 1,898,556 shares of common stock available for future grant under its stock option plans. The following table summarizes stock option activity for 1996 through 1998:

                                                                              Shares                Prices
                                                                       -------------     -----------------

           Outstanding June 30, 1995                                       5,171,384     $  .24-    $12.25
                Options granted                                            2,324,950      11.78-     23.00
                Options exercised                                           (586,412)      2.70-      9.19
                Options canceled                                             (81,208)      3.94-     19.57
                                                                       -------------

           Outstanding June 30, 1996                                       6,828,714       2.70-     23.00

                Alanex options assumed                                       378,084        .27-      3.98
                Options granted                                            2,798,500      15.19-     47.13
                Options exercised                                           (980,472)       .27-     22.19
           Options canceled                                                 (205,536)      4.32-     36.35
                                                                       -------------

           Outstanding June 30, 1997                                       8,819,290        .27-     47.13

                Options granted                                            1,115,394      28.00-     55.13
           Options exercised                                              (1,344,104)       .27-     34.82
           Options canceled                                                 (169,312)       .27-     55.13
                                                                       -------------

           Outstanding June 30, 1998                                       8,421,268     $  .27-    $55.13
                                                                       =============

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1998:

                                                 Options Outstanding                      Options Exercisable
                                -------------------------------------------------     --------------------------
                                   Number           Weighted         Weighted            Number         Weighted
                                 Outstanding         Average          Average          Exercisable       Average
          Ranges of Exercise        as of           Remaining        Exercise             as of         Exercise
          Prices                June 30, 1998     Life (years)         Price          June 30, 1998       Price
                                -------------    --------------   ---------------     -------------   ----------

          Less than $20.00         3,601,287               6.14   $         8.70        2,810,426    $        7.47
          $20.00 to $40.00         3,276,381               8.25            27.18        1,149,617            23.74
          Greater than $40.00      1,543,600               8.99            42.56          370,058            41.26
                               -------------     --------------   --------------    -------------    -------------
                                   8,421,268               7.48   $        22.10        4,330,101    $       14.68
                               =============     ==============   ==============    =============    =============

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value method prescribed under FAS 123, the Company's reported results would have been impacted as follows:

(In thousands, except per share amounts)                   1998          1997           1996
                                                      ---------      --------      ---------

                  Net income (loss)
                    As reported                       $ 13,154      $(42,806)       $(19,523)
                    Compensation expense:
                      Stock options                    (19,891)       (9,496)         (1,133)
                      Employee stock purchase plan      (1,441)         (394)           (204)
                                                      --------       -------        --------
                    Pro-forma                         $ (8,178)     $(52,696)       $(20,860)
                                                      ========      ========        ========

                  Pro-forma earnings (loss) per share:
                    Basic                             $   (.27)      $ (1.96)       $  (1.06)
                    Diluted                           $   (.27)      $ (1.96)       $  (1.06)

     The weighted-average fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996, respectively: expected volatility of 50% each year; risk-free interest rate of 5.7%, 6.1% and 6.1%; an average expected life of 3 years, 4 years and 4 years; and no dividends. The weighted average fair value of stock option grants was $16.57 in 1998, $15.25 per share in 1997 and $8.97 per share in 1996.

     In connection with its 1997 acquisition of Alanex, the Company assumed all of the issued and outstanding options of Alanex which resulted in options to purchase an aggregate of 378,084 shares of the Company's common stock at exercise prices ranging from $.27 to $3.98 per share.

Employee Stock Purchase Plan

     The Company has a stock purchase plan in which eligible employees may purchase shares of the Company's common stock through payroll deductions. A total of 500,000 shares of common stock have been reserved for issuance under the plan, of which 131,156 shares remain available for purchase at June 30, 1998. Funds deducted from participating employees' salaries are used to purchase common stock at prices equal to 85% of the fair market value of the common stock on either the first or last day of a purchase period. During 1998, 109,834 shares were issued at a price of $24.97 per share. During 1997, 9,730 shares were issued at a price of $14.29 per share, 47,036 shares were issued at a price of $17.37 per share and 15,072 shares were issued at a price of $28.69 per share. During 1996, 12,262 shares were issued at a price of $4.94 per share, 46,480 shares were issued at a price of $9.99 per share and 9,656 shares were issued at a price of $14.29 per share.

     Under FAS 123, pro-forma compensation expense equal to the fair value of the purchase rights granted under the employee stock purchase plan was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996: an expected life of one year; expected volatility of 50 percent; a risk-free interest rate of 5.6 percent; and no dividends. The weighted-average fair value of purchase rights granted was $13.12 per share in 1998, $5.96 per share in 1997 and $3.47 per share in 1996.

Warrants

     In connection with its 1997 acquisition of Alanex, the Company assumed an issued and outstanding warrant to purchase Alanex common stock. Accordingly, at June 30, 1997, a warrant to purchase an aggregate of 169,522 shares of the Company's common stock at an exercise price of $4.01 per share was outstanding. In July 1997, the warrant was exercised in its entirety generating net proceeds to the Company of approximately $679,800.

Stockholder Rights Plan

         In November 1996, the Company's Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock held on the date (this dividend now amounts to one half of a Right per share of common stock now outstanding as a result of the two-for-one split of common stock in August 1997). The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock (such person or group, a "15% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock. Each Right will entitle stockholders to buy one one-ten thousandth of a share of Series B Participating Preferred Stock of the Company at an exercise price of $500.00 per share subject to certain anti-dilution adjustments.

     If a person or group accumulates 15% or more of the common stock, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of common stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder, the Company is involved in a merger or business combination or a sale of 50% or more of the Company's assets or earning power, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, following the public announcement of the existence of a 15% holder, to cause Rights (other than Rights held by the 15% holder and certain related parties, which will be voided) to be exchanged for one share of common stock (presently at an exchange ratio of two shares of common stock for each Right).

Note 8 - Commitments

     Certain scientific instrumentation, computers and other equipment are subject to leases which are classified as capital leases. At June 30, 1998 and 1997, $4,331,000 ($3,408,000, net) and $2,895,000 ($2,629,000, net) of such leased equipment are included in property and equipment.

     Rental expenses (principally for leased facilities under long-term operating lease commitments) were $5,031,000, $3,509,000 and $2,548,000 for 1998, 1997 and 1996. Future minimum payments for capital and operating leases at June 30, 1998 are as follows:

                                                      Capital Leases               Operating Leases
                                                      --------------               ----------------
(Dollars in thousands)

           1999                                       $        819                  $        7,472
           2000                                                812                           5,507
           2001                                                818                           5,314
           2002                                                578                           3,943
           2003                                                243                           2,630
           Thereafter                                            0                           2,047
                                                      ------------                  --------------

           Total minimum lease payments                      3,270                  $       26,913
                                                                                    ==============
           Less amount representing interest                   (56)
                                                      -------------

           Obligations under capital leases           $      3,214
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

Note 9 - Alanex acquisition

     In April 1997, the Company executed a merger agreement with Alanex, which now operates as a wholly-owned subsidiary of Agouron. For all outstanding shares of Alanex common stock and related options and warrants, approximately 2,000,000 shares of Agouron common stock were issued, subject to certain restrictions. Such shares had an aggregate fair market value on the measurement date of approximately $61,000,000 and transaction costs were approximately $1,300,000. Of the total purchase price (including transaction costs), $57,500,000 was allocated (as more fully described below) to certain intangible assets and expensed as in-process technology and approximately $4,800,000 was allocated to certain tangible and intangible assets and capitalized.

     The identifiable intangibles of Alanex include several drug research and discovery programs, a proprietary drug discovery technology, a chemical compound library and an assembled work force. These intangibles were valued using either a replacement cost approach (work force, library and proprietary technology) or an income approach (research programs). Values assigned to the chemical compound library and proprietary drug discovery technology have been capitalized, as such intangibles are of a general nature and may have a number of alternative future uses. Values assigned to the drug discovery programs have been expensed, as such programs are pursuing specific drug targets or chemical compounds, the technological feasibility of which having not been demonstrated, and there may be no alternative future uses for such targets or chemical compounds if the programs are ultimately less than successful.

     The Company's statement of income (loss) includes the results of operations related to the acquisition since April 1997. The following are unaudited pro-forma results of operations as if the transaction had been consummated on July 1, 1995:

(In thousands except for per share amounts.)

         Year ended June 30,                    1997              1996
                                             (unaudited)       (unaudited)

         Revenues                           $     138,872    $      62,392
                                            =============    =============

         Net income (loss)                  $      14,276    $     (19,421)
                                            =============    =============

         Earnings (loss) per share          $         .51    $        (.92)
                                            =============    =============

Note 10 - Quarterly financial data (unaudited)

(In thousands, except for
per share amounts)

                                                                   Quarter Ended
                                        ---------------------------------------------------------------
                                         September 30     December 31         March 31          June 30
                                        -------------     -------------    -------------     ----------

1997
Product sales                           $           0     $           0    $      13,401     $   43,568
Gross margin from product sales                     0                 0            7,378         24,992
Net loss                                      (14,447)          (12,556)          (4,999)       (10,804)
Earnings (loss) per share:
  Basic                                          (.57)             (.46)            (.18)          (.38)(1)
  Diluted                                        (.57)             (.46)            (.18)          (.38)(1)

1998
Product sales                           $      79,502     $      91,800    $     111,950     $  126,046
Gross margin from product sales                45,429            53,858           62,730         74,637
Net income (loss)                               3,630             4,922           13,525         (8,923)
Earnings (loss) per share:
  Basic                                           .11               .16              .44           (.29)(2)
  Diluted                                         .11               .15              .41           (.29)(2)


(1) During the fourth quarter of 1997, the Company recorded a write-off of $57,500,000 ($2.03 per share) of in-process technology associated with the acquisition of Alanex, partially offset by the realization of $43,800,000 ($1.54 per share) of deferred tax assets associated with the Company's expectation of future taxable income.

(2) During the fourth quarter of 1998, the Company incurred in-licensing costs of $26,000,000 (tax-effected $.50 per share) for commercial rights to three development stage anti-HIV products.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                  Name                          Age                        Position
                  ----                          ---                        --------

           Peter Johnson                         53           President, Chief Executive Officer and Director

           Marvin R. Brown, M.D.                 51           Vice President, and President of Alanex

           Neil J. Clendeninn, M.D., Ph.D.       49           Corporate Vice President, Head of Clinical Affairs

           Steven S. Cowell                      49           Corporate Vice President, Finance and Chief
                                                                Financial Officer

           William C. Denby                      43           Vice President, Head of Marketing and Sales

           Gary E. Friedman                      51           Corporate   Vice    President,    General    Counsel,
                                                                Secretary and Director

           Donna C. Nichols                      41           Vice President, Head of Corporate Communications

           Barry D. Quart, Pharm.D.              41           Senior Vice President, Head of Drug Development

           R. Kent Snyder                        44           Senior Vice President, Head of Commercial Affairs

           Michael D. Varney, Ph.D.              40           Vice President, Head of Research

           Stephanie Webber, Ph.D.               50           Vice President, Head of Development Pharmacology

           Glenn R. Zinser                       55           Corporate Vice President, Head of Operations

           John N. Abelson, Ph.D.(1)             59           Director

           Patricia M. Cloherty(2)               56           Director

           A.E. Cohen(1)                         62           Director

           Michael E. Herman(1)                  57           Director

           Irving S. Johnson, Ph.D.              73           Director

           Antonie T. Knoppers, M.D.(2)          83           Director

           Melvin I. Simon, Ph.D.(2)             61           Director



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

     Marvin R. Brown joined the Company in 1997 as vice president, and president of Alanex. In 1991, Dr. Brown founded Alanex and, from 1993 until joining the Company, served as president, chief executive officer and chairman of the board of Alanex. Prior to joining Alanex, Dr. Brown served as professor of medicine and surgery and director of the peptide biology laboratory at the University of California, San Diego from 1986 through 1991 and was on the faculty of the Salk Institute for Biological Studies from 1975 to 1986. Dr. Brown received his M.D. from the University of Arizona.

     Neil J. Clendeninn joined the Company in 1993 as vice president, clinical affairs. In 1997, Dr. Clendeninn was promoted to corporate vice president, head of clinical affairs. From 1985 until joining the Company, Dr. Clendeninn held various positions with Burroughs Wellcome Co., including head of the chemotherapy section from 1988. From 1981 through 1985, Dr. Clendeninn worked with the clinical oncology and clinical pharmacology groups at the National Institutes of Health. Dr. Clendeninn received a M.D. and a Ph.D. in pharmacology from New York University.

     Steven S. Cowell joined the Company in 1991 as vice president, finance and chief financial officer. In 1997, Mr. Cowell was promoted to corporate vice president. From 1982 until joining the Company, Mr. Cowell held various positions, the most recent of which was vice president and controller at Cetus Corporation, a public biotechnology company primarily engaged in the development, manufacture and marketing of pharmaceutical products. Mr. Cowell is a Certified Public Accountant in California and received a B.S. in business administration from the University of California, Berkeley.

     William C. Denby joined the Company in 1995 and in 1997 was named vice president, head of marketing and sales. Previously, Mr. Denby served as senior director of marketing and sales. From 1978 until joining the Company, Mr. Denby held various positions at Marion Laboratories, Inc. (now Hoechst Marion Roussel), including strategic planning manager and managed care marketing manager. Mr. Denby received a B.A. in English from the State University of New York, and holds a M.B.A. in Finance from Rockhurst College.

     Donna C. Nichols joined the Company in 1987 and in 1997 was named vice president, head of corporate communications. Previously, Ms. Nichols held various positions within the Company, most recently as senior director, corporate communications. Ms. Nichols attended Kent State University.

     Gary E. Friedman, a founder of the Company, has served as a director since its inception, as the secretary of the Company since 1986 and as vice president and general counsel since 1991. In 1997, Mr. Friedman was promoted to corporate vice president. Previously, from 1982 until joining the Company, Mr. Friedman was a principal of the law firm of Friedman, Jay & Cramer, a Professional Corporation. Mr. Friedman is a California Certified Specialist in Taxation. Mr.

Friedman received a J.D. and a M.B.A. from the University of California, Berkeley and a L.L.M. in taxation from the University of San Diego.

     Barry D. Quart joined the Company in 1993 as vice president, regulatory affairs. In 1997, Mr. Quart was named to senior vice president, head of drug development. From 1983 until joining the Company, Dr. Quart held various positions with Bristol-Myers Squibb Company, including executive director of international regulatory affairs from 1992. Dr. Quart received a Pharm.D. in clinical pharmacy from the University of California, San Francisco.

     R. Kent Snyder joined the Company in 1991 as vice president, business development. In 1995, Mr. Snyder's title was changed to vice president, commercial affairs and in 1997, he was named senior vice president, corporate affairs. From 1982 until joining the Company, Mr. Snyder held various positions with Marion Laboratories, Inc. (now Hoechst Marion Roussel), including director of U.S./European licensing. Prior to his employment at Marion, from 1978 to 1982, he held various sales and marketing positions with Hoffmann-LaRoche Ltd. Mr. Snyder received a M.B.A. from Rockhurst College.

     Michael D. Varney joined the Company in 1987 and in 1997 was promoted to vice president, head of research. A synthetic organic chemist, Dr. Varney has been involved in all aspects of drug discovery at the Company since its inception. Dr. Varney received his B.S. in Chemistry from UCLA and Ph.D. in Natural Product Synthesis from the California Institute of Technology. Before joining the Company, he completed postdoctoral research in Bioorganic Chemistry at Columbia University.

     Stephanie Webber joined the Company in 1988 and in 1997 was promoted to vice president, head of development pharmacology. Previously, Dr. Webber served as senior director, pharmacology and toxicology. From 1980 to 1988, Dr. Webber was a research fellow at the Scripps Clinic and Research Foundation. She received her B.S. in Biology from the University of Sussex, England, and holds a Ph.D. in Zoology from the University of London.

     Glenn R. Zinser joined the Company in 1987 and, since 1995, has served as vice president, operations. In 1997, Mr. Zinser was promoted to corporate vice president, head of operations. Previously, from 1987 through 1995, Mr. Zinser held various management positions with the Company, including senior director, operations from 1993 through 1995. Mr. Zinser received a M.B.A. from the University of California, Los Angeles.

     John N. Abelson, a founder of the Company, has served as a director since its inception. Dr. Abelson, a molecular biologist, is a member of the National Academy of Sciences. Since 1982, Dr. Abelson has been a member of the faculty of the Division of Biology at the California Institute of Technology where, from 1989 until 1995, he served as chairman. Previously, Dr. Abelson was a member of the faculty in the Department of Chemistry at the University of California, San Diego. Dr. Abelson received a Ph.D. in biophysics from The Johns Hopkins University and was a postdoctoral fellow at the Laboratory of Molecular Biology in Cambridge, England. Dr. Abelson also serves as a director of The Agouron Institute.

     Patricia M. Cloherty joined the Board in 1988. Since 1970, Ms. Cloherty has been associated with Patricof & Co. Ventures, Inc. (formerly Alan Patricof Associates, Inc.), a New York venture capital firm ("Patricof"), and has been a general partner of its funds since 1973. From1993 until 1997, she was president of Patricof. From 1997 to the present, Ms. Cloherty has been executive co-chairman as well as general partner of Patricof. Ms. Cloherty also served as deputy administrator for the U.S. Small Business Administration in 1977 and 1978. Ms. Cloherty also serves on the board of directors of several private companies.

     A.E. Cohen joined the Board in 1992. Mr. Cohen is an independent management consultant. From 1957 until his retirement in 1992, Mr. Cohen held various positions at Merck & Co., Inc., including senior vice president and president of the Merck Sharp & Dohme International Division. Currently, Mr. Cohen is the chairman of the board of Neurobiological Technologies, Inc. and is a member of the board of directors of Akzo Nobel N.v., Teva Pharmaceutical Industries Ltd., Smith Barney (Mutual Funds), and Pharmaceutical Product Development, Inc., all of which are public companies. Mr. Cohen also serves as a consultant to The Population Council and Chugai Pharmaceutical Co. Ltd., Tokyo ("Chugai"), and serves as chairman of the board of Chugai's U.S. subsidiary companies. Mr. Cohen also is a member of the board of directors of Lung Check, Inc.

     Michael E. Herman joined the Board in 1992. Mr. Herman is a private investor, as well as president and chief operating officer of the Kansas City Royals Baseball Team. From 1974 until his retirement in 1990, Mr. Herman held various positions at Marion Laboratories, Inc. (now Hoechst Marion Roussel), including executive vice president and chief financial officer. Currently, Mr. Herman serves as chairman of the finance committee of the Ewing Marion Kauffman Foundation, a private foundation located in Kansas City, where from 1985 through 1990, he was the president and chief operating officer. Mr. Herman is also a member of the board of directors of Cerner Corporation, Seafield Capital and SLH Corporation, all of which are public companies, and serves on the board of directors of several private companies.

     Irving S. Johnson joined the Board in 1989. Dr. Johnson is an independent consultant in biomedical research working with numerous private companies. From 1953 until his retirement in 1988, Dr. Johnson held various positions at Eli Lilly and Company, including vice president of research from 1973 until 1988.
Dr. Johnson also served on several committees of the National Academy of Sciences, the Office of Technology Assessment and the National Institutes of Health. Currently, he is a member of the board of directors of Allelix Biopharmaceuticals Inc. and Ligand Pharmaceuticals Incorporated, and is on the scientific advisory board of ELAN Corporation, all of which are public companies. Dr. Johnson received a Ph.D. in developmental biology from the University of Kansas.

     Antonie T. Knoppers joined the Board in 1991. Dr. Knoppers is an independent management consultant. From 1952 until his retirement in 1975, Dr. Knoppers held various positions at Merck & Co., Inc., including vice chairman of the board and president and chief operating officer. Dr. Knoppers is a member of the board of directors of Centocor, Inc., a public biotechnology company. In addition, he is a former chairman of the U.S. Council of the International Chamber of Commerce and a member of the advisory board of PaineWebber Development Corporation, an affiliate of PaineWebber Incorporated. Dr. Knoppers received a

M.D. from the University of Amsterdam and a Ph.D. from the University of Leiden, The Netherlands.

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

 (b)          Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

(c)           Exhibits

         Exhibit
         Number                             Exhibit
         --------     ----------------------------------------------------------

           2.1(a)     Agreement and Plan of Reorganization dated as of April 28,
                      1997,  between  Agouron  Pharmaceuticals,   Inc.,  Agouron
                      Acquisition Corporation and Alanex Corporation.
           3.1(b)     Restated Articles of Incorporation (December 10, 1992).
           3.2(c)     Amended and Restated Bylaws (Restated June 17, 1991).
           4.1(d)     Rights  Agreement  dated  November 7, 1996,  as amended on
                      November  27,  1996,  between the Company and Chase Mellon
                      Shareholder  Services.  L.L.C., which includes, as Exhibit
                      A,  the  Certificate  of  Determination,  Preferences  and
                      Rights of Series B Participating  Preferred Stock as filed with the  California  Secretary  of State on November  20,
                      1996.
         10.01(h)     1990 Stock Option Plan (Restated November 2, 1995).
         10.02(k)     Form of 1990 Incentive Stock Option Agreement.
         10.03(k)     Form of 1990 Non-Statutory Stock Option Agreement for
                      Employees/Officers/Directors.
         10.04(k)     Form of 1990 Non-Statutory Stock Option Agreement for
                      Consultants.
         10.05(c)     1985 Stock Option Plan (Last Amended August 14, 1991).
         10.06(e)     Agouron Pharmaceuticals, Inc. 401(k) Plan
                      (Amended August 1992).
         10.07(b)     Agouron Pharmaceuticals, Inc. Employee Stock Purchase Plan
                      (October 15, 1992).
         10.08(b)     Agouron Pharmaceuticals, Inc. Flexible Benefits Plan
                      (December 10, 1992).
         10.09(f)     Agreement  Two  dated  February  28,  1994  between  Japan
                      Tobacco  Inc.  and  the  Company.
                      (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994; File No.
                      0-15609).

         Exhibit
         Number                             Exhibit
         --------     ----------------------------------------------------------

         10.10(g)     Development  and License  Agreement dated December 1, 1994 between  Japan  Tobacco Inc. and the Company  (Portions of the agreement receive  confidential  treatment pursuant to an application dated January 31, 1995).
         10.11(h)     First  Amendment  to  Development  and  License  Agreement
                      effective  December 1, 1994 between Japan Tobacco Inc. and the Company.  (Confidential  treatment has been  requested for portions of this agreement  pursuant to an application dated January 31, 1996. The underlying agreement was filed as  Exhibit  10.54  on  Form  10-Q  for the  period  ended
                      December  31,   1994,   and   portions   thereof   receive
                      confidential   treatment  pursuant  to  an  order  of  the
                      Securities and Exchange Commission dated June 28, 1995.)
         10.12(i)     Amendment effective January 1, 1996 to the Agouron
                      Pharmaceuticals, Inc. 401(k) Plan.
         10.13(j)     1996 Stock Option Plan.
         10.14(j)     Form of 1996 Incentive Stock Option Agreement.
         10.15(j)     Form  of  1996  Non-Statutory   Stock  Option  Agreement
                      for Employees/Officers/Directors.
         10.16(j)     Form  of  1996  Stock  Option
                      Agreement for Consultants  10.17(l) Second Amendment to
                      Development and License Agreement effective January 17,
                      1997 between Japan   Tobacco  Inc.   and  the  Company
                      (Confidential treatment   has  been   requested  for
                      portions  of  this agreement  pursuant  to an  application dated  August 21, 1997, as separately filed with the
                      Securities and Exchange Commission.  The underlying
                      agreement was filed as Exhibit 10.54 on Form 10-Q for the
                      period ended December 31, 1994, and  portions  thereof
                      receive   confidential   treatment pursuant  to an  orde
                      of  the  Securities  and  Exchange Commission dated
                      June 28, 1995.)
         10.18(l)     Third  Amendment  to  Development  and  License  Agreement
                      effective  December 1, 1996 between Japan Tobacco Inc. and the Company.  (Confidential  treatment has been  requested for portions of this agreement  pursuant to an application dated  August  21,  1997,  as  separately  filed  with the
                      Securities   and  Exchange   Commission.   The  underlying
                      agreement  was filed as Exhibit 10.54 on Form 10-Q for the period  ended  December 31,  1994,  and  portions  thereof receive confidential treatment pursuant to an order of the
                      Securities and Exchange Commission dated June 28, 1995.)
         10.19(l)     VIRACEPT License  Agreement  between the Company and Japan
                      Tobacco Inc. and F.  Hoffmann-La  Roche Ltd dated June 30,
                      1997.  (Confidential  treatment  has  been  requested  for portions  of this  agreement  pursuant  to an  application dated  August  21,  1997,  as  separately  filed  with the
                      Securities and Exchange Commission.)
         10.20(m)     Form of 1998 Employee Stock Option Plan.
         10.21(m)     Form of 1998 Employee Non-Statutory Stock Option
                      Agreement.

         Exhibit
         Number                             Exhibit
         --------     ----------------------------------------------------------

         10.22        License and Supply Agreement between the Company and Japan
                      Energy   Corporation   effective  as  of  June  30,  1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.23        Common  Stock  Purchase   Agreement   between  The  Immune
                      Response  Corporation and the Company dated June 11, 1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.24        Amendment to the VIRACEPT  License  Agreement  between the
                      Company and Japan  Tobacco Inc. and F.  Hoffmann-La  Roche
                      Ltd as of May 1, 1998.  (Confidential  treatment  has been requested  for portions of this  agreement  pursuant to an application dated August 4, 1998, as separately filed with the Securities and Exchange Commission.)
         21           Subsidiaries of Agouron Pharmaceuticals, Inc.
         23.1         Consent of Independent Accountants.
         27           Financial  Data  Schedule.  (Exhibit 27 is  submitted  as
                      an exhibit  only in the  electronic format of this  Annual
                      Report on Form 10-K submitted to the Securities and
                      Exchange Commission.)
         99           Important Factors Regarding Forward-Looking Statements.


     (a) Incorporated by Reference to Form 8-K filed on May 23, 1997.
     (b) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1992. (c) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1991. (d) Incorporated by Reference for Form 8-K/A filed on December 20, 1996. (e) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1992. (f) Incorporated by Reference to Form 10-Q/A filed for the quarter ended March 31, 1994. (g) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1994. (h) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1995. (i) Incorporated by Reference to Form 10-Q filed for the quarter ended March 31, 1996. (j) Incorporated by Reference to Form S-8 filed on November 26, 1996. (k) Incorporated by Reference to Form 10-Q for the quarter ended December 31, 1996. (l) Incorporated by Reference to Form 10-K for the year ended June 30, 1997. (m) Incorporated by Reference to Form S-8 filed on February 19, 1998.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   AGOURON PHARMACEUTICALS, INC.

August 4, 1998                     By:  /s/ Peter Johnson
                                   ---------------------------------
                                   Peter Johnson
                                   President, Chief Executive Officer
                                   and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                 Title                         Date
---------                                                 -----                         ----

/s/ Peter Johnson                           President, Chief Executive                  August 4, 1998
------------------------------------
Peter Johnson                               Officer and Director

/s/ Steven S. Cowell                        Corporate Vice President, Finance           August 4, 1998
------------------------------------
Steven S. Cowell                            and Chief Financial Officer

/s/ Gary E. Friedman                        Corporate Vice President,                   August 4, 1998
------------------------------------
Gary E. Friedman                            General Counsel, Secretary
                                            and Director

/s/ John N. Abelson                         Director                                    August 4, 1998
John N. Abelson, Ph.D.

/s/ Patricia M. Cloherty                    Director                                    August 4, 1998
------------------------------------
Patricia M. Cloherty

/s/ A. E. Cohen                             Director                                    August 4, 1998
A. E. Cohen

/s/ Michael E. Herman                       Director                                    August 4, 1998
------------------------------------
Michael E. Herman

/s/ Irving S. Johnson                       Director                                    August 4, 1998
Irving S. Johnson, Ph.D.

/s/ Antonie T. Knoppers                     Director                                    August 4, 1998
Antonie T. Knoppers, M.D.

/s/ Melvin I. Simon                         Director                                    August 4, 1998
Melvin I. Simon, Ph.D.