Form 10-K/A
period 1998-06-30
AGOURON PHARMACEUTICALS INC
filed 1998-08-07
CIK 811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A
                          Amendment No. 1 to Form 10-K
(Mark One)
  X ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 For the fiscal year ended June 30, 1998
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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
                      Agreement.

         Exhibit
         Number                             Exhibit
         --------     ----------------------------------------------------------

         10.22        License and Supply Agreement between the Company and Japan
                      Energy   Corporation   effective  as  of  June  30,  1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.23        Common  Stock  Purchase   Agreement   between  The  Immune
                      Response  Corporation and the Company dated June 11, 1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.24        Amendment to the VIRACEPT  License  Agreement  between the
                      Company and Japan  Tobacco Inc. and F.  Hoffmann-La  Roche
                      Ltd as of May 1, 1998.  (Confidential  treatment  has been requested  for portions of this  agreement  pursuant to an application dated August 4, 1998, as separately filed with the Securities and Exchange Commission.)
         21/#/        Subsidiaries of Agouron Pharmaceuticals, Inc.
         23.1/#/      Consent of Independent Accountants.
         27/#/        Financial  Data  Schedule.  (Exhibit 27 is  submitted  as
                      an exhibit  only in the  electronic format of this  Annual
                      Report on Form 10-K submitted to the Securities and
                      Exchange Commission.)
         99/#/        Important Factors Regarding Forward-Looking Statements.

     #  Previously filed

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

August 7, 1998                     By:  /s/ Steven S. Cowell
                                   ---------------------------------
                                   Steven S. Cowell
                                   Corporate Vice President
                                   Chief Financial Officer