Form 10-Q
period 1998-09-30
AGOURON PHARMACEUTICALS INC
filed 1998-10-20
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

                                  (619) 622-3000
                  Registrant's telephone number, including area code)

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

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 15, 1998, the registrant had 31,283,000 shares of Common Stock, no par value, outstanding.

                          AGOURON PHARMACEUTICALS, INC.

                                      INDEX

                                                                        Page No.

Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet -                                       3
              September 30, 1998 and June 30, 1998

          Consolidated Statement of Income -                                 4
              Three Months Ended September 30, 1998 and 1997

          Consolidated Statement of Cash Flows -                             5
              Three Months Ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial                  9
              Condition and Results of Operations


Part II.  Other Information

Item 1.   Legal Proceedings                                                 13

Item 2.   Changes in Securities                                             13

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

          Signature                                                         14

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                          AGOURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                       September 30,               June 30,
                                                                                1998                   1998
ASSETS                                                                   (unaudited)
------                                                                   -----------            -----------

Current assets:
     Cash and cash equivalents                                        $       16,713         $      19,098
     Short-term investments                                                   45,227                68,025
     Accounts receivable, net                                                 51,755                51,341
     Inventories                                                             106,638               103,706
     Current deferred tax assets                                                 564                   564
     Other current assets                                                      3,868                 5,247
                                                                      --------------         -------------

     Total current assets                                                    224,765               247,981

Property and equipment,  net of accumulated
     depreciation and amortization of $27,187 and $24,321                     45,670                47,212
Deferred tax assets                                                           64,999                64,644
Purchased intangibles                                                          3,350                 3,500
                                                                      --------------         -------------

                                                                      $      338,784         $     363,337
                                                                      ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $       25,854         $      44,393
     Accrued liabilities                                                      36,747                35,356
     Deferred revenue and advances                                            21,191                23,563
     Current deferred tax liabilities                                          1,621                 1,139
     Loan payable and current portion of long-term debt                          819                15,802
                                                                      --------------         -------------

     Total current liabilities                                                86,232               120,253
                                                                      --------------         -------------

Long-term liabilities:
     Long-term debt, less current portion                                      6,242                 5,892
     Accrued rent                                                                938                 1,023
                                                                      --------------         -------------

     Total long-term liabilities                                               7,180                 6,915
                                                                      --------------         -------------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
       31,246,645 and 31,053,380 shares issued and outstanding               350,947               348,482
     Accumulated other comprehensive income                                      232                   384
     Accumulated deficit                                                    (105,807)             (112,697)
                                                                      --------------         -------------

     Total stockholders' equity                                              245,372               236,169
                                                                      --------------         -------------

                                                                      $      338,784         $     363,337
                                                                      ==============         =============

See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1998           1997
                                                       ---------      ---------
Revenues:
   Product sales                                       $ 133,870      $  79,502
   Contracts                                               6,017         10,003
   License fees and royalties                              5,050          2,352
                                                       ---------      ---------

                                                         144,937         91,857
                                                       ---------      ---------

Operating expenses:
   Cost of product sales                                  57,045         34,073
   Research and development                               37,364         26,932
   Selling, general and administrative                    17,142         12,546
   Royalties                                              25,893         13,376
                                                       ---------       --------


                                                         137,444        86,927
                                                       ---------       --------

Operating income                                           7,493          4,930
                                                       ---------       --------
Other income (expense):
   Interest and other income                               1,036          1,281
   Interest expense                                         (423)          (161)
                                                       ---------       --------

                                                             613          1,120
                                                       ---------      ---------
Income before income taxes                                 8,106          6,050

Income tax provision                                       1,216          2,420
                                                       ---------      ---------

Net income                                             $   6,890      $   3,630
                                                       =========      =========

Earnings per share:
   Basic                                               $     .22      $     .12
                                                       =========      =========
   Diluted                                             $     .21      $     .11
                                                       =========      =========

Shares used in calculation of:
   Basic                                                  31,127         29,964
   Diluted                                                33,179         33,158




See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                        Three Months Ended
                                                                                  --------------------------
                                                                                          September 30,
                                                                                  --------------------------
                                                                                      1998            1997
                                                                                  -----------    -----------
Cash flows from operating activities:
     Cash received from product sales, contracts, licenses fees and royalties     $   142,151    $    81,701
     Cash paid to suppliers, employees and service providers                         (152,857)       (77,401)
     Interest received                                                                    991          1,281
     Interest paid                                                                       (423)          (161)
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                                 (10,138)         5,420
                                                                                  ------------   -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments                          29,529         21,818
     Purchases of short-term investments                                               (6,883)       (51,972)
     Purchases of property and equipment                                               (1,636)        (3,846)
                                                                                  -----------    -----------

     Net cash provided (used) by investing activities                                  21,010        (34,000)
                                                                                  -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                         1,376          6,211
     Proceeds from credit line                                                          8,000              0
     Principal payments on credit line, long-term debt and capital leases             (22,633)          (237)
                                                                                  -----------    -----------

     Net cash provided (used) by financing activities                                 (13,257)         5,974
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                   (2,385)       (22,606)

Cash and cash equivalents at beginning of period                                       19,098         52,484
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $    16,713    $    29,878
                                                                                  ===========    ===========

Reconciliation   of  net  income  to  net  cash  provided  (used)  by  operating activities:
     Net income                                                                   $     6,890    $     3,630
     Depreciation and amortization                                                      3,328          1,893
     Provision for deferred income taxes                                                1,216          2,420
     Net (increase) decrease in accounts receivable
       and other current assets                                                           965        (11,151)
     Net (increase) decrease in inventories                                            (2,932)           889
     Net increase (decrease) in accounts payable, accrued liabilities,
       deferred revenue and advances, and other liabilities                           (19,605)         7,739
                                                                                  ------------   -----------

     Net cash provided (used) by operating activities                             $   (10,138)   $     5,420
                                                                                  ===========    ===========



See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (September 30, 1998)


Note 1 - The Company and its significant accounting policies

The Company

Agouron Pharmaceuticals, Inc. ("Agouron" or the "Company") was organized and incorporated in California in June 1984. Agouron is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of innovative therapeutic products engineered to inactivate proteins which play key roles in cancer, AIDS and other serious diseases. The Company, through its own sales and marketing organization, is currently marketing in the United States its first drug, VIRACEPT(R) (nelfinavir mesylate) for treatment of HIV infection. The Company is also conducting pivotal phase II/III clinical trials for AG3340 for treatment of lung and prostate cancer. In addition, Agouron has initiated a phase II/III pivotal clinical trial of REMUNE(TM) (AG1661), an immune-based therapeutic agent for treatment of HIV infection and AIDS being co-developed by Agouron and The Immune Response Corporation ("IRC"). Further, the Company has a number of programs in progress for discovery or development of other new drugs in the fields of cancer, viral disease and other serious diseases. The Company is also using the proprietary core drug discovery technology of Alanex Corporation ("Alanex"), a wholly-owned subsidiary of the Company, to accelerate the steps necessary to discover small-molecule drug candidates, from the initial identification of compounds that exhibit activity against selected biological targets to the progression of these compounds to drug candidates for human clinical trials.

Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

Financial statements and estimates

The consolidated balance sheet as of September 30, 1998 and the consolidated statements of income and cash flows for the three-month periods ended September 30, 1998 and 1997 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

Inventories

The inventories consist of the following components:

                                                 September 30,          June 30,
                                                          1998              1998
                                                 -------------     -------------
  Raw materials and work in process              $      98,520     $      95,517
  Finished goods                                         8,118             8,189
                                                 -------------     -------------

                                                 $     106,638     $     103,706
                                                 =============     =============

Product sales

In March 1997, the Company received clearance from the FDA to market its anti-HIV drug VIRACEPT. The Company has the exclusive right to market VIRACEPT in the United States and Canada. Accordingly, the Company ships VIRACEPT to wholesalers throughout the United States and certain provinces of Canada, and recognizes sales revenue upon shipment. Sales are reported net of discounts, rebates, chargebacks and product returns.

Also included in product sales for the three-month periods ended September 30, 1998 and 1997 are approximately $26,683,000 and $4,128,000 of sales (at cost plus contractually determined mark-ups) to Roche of clinical and commercial drug supplies to be used by Roche in its licensed territory. The Company receives a royalty on Roche's subsequent commercial sales of such drug supplies.

License fees and royalties

License fees are recognized as revenue when earned as generally evidenced by certain factors including: receipt of such fees, satisfaction of any performance obligations and the non-refundable nature of such fees. In August 1998, the Company and JT granted Roche certain exclusive rights to VIRACEPT in Mexico. For such rights, the Company realized as revenue a license fee of $125,000 from Roche.

Royalty revenues are recognized based on estimated and actual sales of licensed products in licensed territories.

For the three-month periods ended September 30, 1998 and 1997, the Company has accrued and/or received royalties of approximately $4,925,000 and $352,000 resulting from estimated and actual net sales of VIRACEPT by Roche within its licensed territory.

Income tax provision

The Company records a provision for current and deferred income taxes using the liability method.

Earnings per share

Basic earnings per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during a period. Common stock equivalents are options under the Company's stock option plans which are included in the earnings per share computation under the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan.

Common stock equivalents of approximately 2,052,000 and 3,194,000 shares for the three-month periods ended September 30, 1998 and 1997 were used to calculate diluted earnings per share. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

Certain concentrations

A portion of the Company's research and development expenditures are related to programs funded in part by corporate partners. The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.



Note 2 - Comprehensive income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. The Company presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. During the three months ended September 30, 1998 and 1997, total comprehensive income was $6,738,000 and $3,630,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties (including those associated with continued growth of VIRACEPT sales, the impact of competitive products and regulatory approvals) which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been principally funded from the Company's equity-derived working capital, various collaborative arrangements and, most recently, from the gross margin contribution of its first product, VIRACEPT. The net income reported in the three-month periods ended September 30, 1998 and 1997 is principally due to the commercialization of VIRACEPT while the Company's prior net operating losses reflect primarily the result of its independent research and substantial investment in the clinical and commercial development of VIRACEPT and certain anti-cancer compounds.

In March 1997, the Company received clearance from the United States Food and Drug Administration to market VIRACEPT in the United States. In January 1998, March 1998 and August 1998, VIRACEPT was approved for marketing in Europe, Japan and Canada, respectively. For the three-month periods ended September 30, 1998 and 1997, due principally to the increasing product contribution from VIRACEPT sales, license fees and royalties, the Company realized a net income of $6,890,000 and $3,630,000.

Results of Operations

Product sales

Product sales for the three-month periods ended September 30, 1998 and 1997 were approximately $133,870,000 and $79,502,000, which included sales in North America of $107,187,000 and $75,374,000, respectively. The Company anticipates that VIRACEPT sales in North America will approximate $430,000,000 to $440,000,000 for fiscal 1999.

Contract revenues

Collaborative research and development agreements with Japan Tobacco Inc. ("JT"), Hoffman-La Roche Inc. and F. Hoffman-La Roche Ltd (collectively "HLR") accounted for substantially all of the Company's contract revenues for the three-month periods ended September 30, 1998 and 1997. Total contract revenues for the three-month periods decreased approximately 40% due principally to termination of the HLR collaboration in fiscal 1998. The Company anticipates that contract revenues for fiscal 1999 will approximate $30,000,000 to $35,000,000.

License fees and royalties

Royalty revenues of approximately $4,925,000 and $352,000 have been recognized in the three-month periods ended September 30, 1998 and 1997 based on estimated and actual Roche sales of VIRACEPT in its licensed territory. The Company anticipates that license fees and royalties for fiscal 1999 will range from $30,000,000 to $35,000,000.

Cost of product sales

The aggregate cost of product sales as a percentage of product sales was approximately 43% for the three-month periods ended September 30, 1998 and 1997. Gross margins on United States commercial sales were approximately 70% and 60% for the three-months ended September 30, 1998 and 1997.

Research and development

Research and development spending increased 39% from the prior year periods due generally to costs associated with increasing average staff levels and staff related spending, and increasing expenses associated with the clinical development of certain of the Company's anti-cancer compounds.

Selling, general and administrative

Selling, general and administrative costs have increased by 37% from the prior year periods due principally to increasing sales and marketing activities and the support of VIRACEPT phase IV marketing studies.

Royalties

The Company's obligation to share VIRACEPT profits with JT is reflected in royalty expense for the three-month periods ended September 30, 1998 and 1997 and represents approximately 24% and 18% of United States product sales.

Income tax provision

The income tax provision in the current quarter has been computed using an effective, combined federal and state rate of 15%. The cash obligation of such provision has been mostly offset by the utilization of deductions generated by the exercise of stock options and/or the utilization of deferred tax benefits (comprised mostly of net operating loss carryforwards and research tax credits).

Year 2000

The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. This could result in miscalculations and system failures that could inhibit the Company's ability to engage in normal business activities.

The Company has established a Year 2000 project team that is currently reviewing information technology ("IT") systems and non-IT systems that could be affected by this issue. Additionally, the Company has made initial contact with all of its significant external business partners to determine the extent to which the Company is vulnerable to their failures and to ascertain Year 2000 compliance and risk. The Company estimates that the inventory and assessment of IT systems, non-IT systems, and material third parties will be completed by the end of calendar 1998. The Company expects to complete remediation efforts by the end of fiscal 1999, and to complete the validation phase by the end of calendar 1999. At this time the Company has not initiated the formulation of contingency plans. The determination of the necessity for contingency plans will be made by the end of fiscal 1999.

While the total cost to obtain Year 2000 compliance is not known at this time, the Company believes such cost will not have a material effect on the Company's business, financial position, or results of operation. However, even though the Company expects to have obtained Year 2000 compliance prior to the year 2000, the inability of the Company or its business partners to remedy Year 2000 issues could have a significant impact on the Company's business, financial position, or results of operations.

Liquidity and Capital Resources

Prior to fiscal 1998, the Company has relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. Beginning in fiscal 1998, the gross margin from commercial sales of VIRACEPT contributed significantly to the Company's overall working capital requirements. Commercial sales of VIRACEPT for the three-months ended September 30, 1998 and 1997 resulted in gross margins of approximately $76,825,000 and $45,429,000.

At September 30, 1998, the Company had net working capital of approximately $138,533,000, an increase of $10,805,000 over June 30, 1998 levels due principally to the Company's pre-tax profit of $8,106,000. Individual working capital components significantly impacted by the commercialization of VIRACEPT include trade accounts receivable (a decrease of $1,829,000), inventories (an increase of $2,932,000), accounts payable (a decrease of $18,539,000) and accrued liabilities (an increase of $1,391,000, primarily due to accrued royalties payable to JT). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted by VIRACEPT sales. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $61,940,000. The Company believes that its current capital resources, existing contractual commitments and anticipated VIRACEPT product sales are sufficient to maintain its current operations through fiscal 1999. This belief is based on current research and clinical development plans, anticipated working capital requirementsassociated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

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

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Security Holders:  None

Item 5.           Other Information:  None

Item 6.           Exhibits and Reports on Form 8-K:
                  a.   Exhibits:

                      10.1* Amended and Restated 1996 Stock Option Plan

                      10.2* Amended and Restated Employee Stock Purchase Plan


                      10.3* Form of 1998 Employee Stock Option Plan.

                      27.   Financial   Data  Schedule  for  the  quarter  ended
                            September 30, 1998.

                  b.   Reports on Form 8-K:  None








*    Incorporated by reference to Form S-4 dated August 13, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AGOURON PHARMACEUTICALS, INC.




Date:  October 20, 1998                          /s/ Steven S. Cowell
                                               ----------------------------
                                               Steven S. Cowell
                                               Corporate Vice President, Finance
                                               Chief Financial Officer
                                               Chief Accounting Officer