Form 10-K/A
period 1998-06-30
AGOURON PHARMACEUTICALS INC
filed 1998-10-28
CIK 811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K
(Mark One)
   X ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

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

     This Amendment No. 2 to the Annual Report on Form 10-K for Agouron Pharmaceuticals, Inc. (the "Company") for the fiscal year ended June 30, 1998 is being filed to amend Items 7, 10, 11, 12, 13 and 14 (exhibits 10.22, 10.23 and 10.24).

                                     PART II


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

WRITE-OFF OF IN-PROCESS TECHNOLOGY PURCHASED

     In fiscal 1997, the Company acquired Alanex Corporation ("Alanex"), a research company engaged in the discovery of drug leads through the high-speed screening of diverse chemical libraries designed by computational methods and generated by combinatorial chemistry. Alanex was acquired in a purchase transaction through the issuance of approximately 2,000,000 shares of Agouron common stock valued at approximately $61,000,000. Transaction costs were approximately $1,300,000. In fiscal 1997, the Company recorded a write-off of $57,500,000 (or 92% of the purchase price, including transaction costs), representing the values determined by management to be attributable to the in-process technology purchased. Of the amount written off, approximately 95% was attributed to and supported by a discounted cash flow analysis of three drug discovery programs which anticipated revenues beginning in 2003. Approximately 40% of the value was attributed to a compound with obesity and cardiovascular indications, 30% for compounds with depression and anxiety indications and 25% for a program to treat endometriosis and sex-hormone dependent tumors. The Company believes that the values and allocations attributable to these programs are reasonable and appropriate based on the commercial potential of these three drug discovery programs. Further, the Company believes that there is no persuasive evidence that the aggregate value attributed to the three programs has been diminished since the acquisition. The Company recorded $4,800,000 of the purchase price as an asset, attributed to Alanex's technology and chemical compound library, which is being amortized over the expected benefit periods. At June 30, 1998, the asset balance was approximately $3,500,000.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:


                  NAME                          AGE                        POSITION
                  ----                          ---                        --------
           Peter Johnson                         53           President, Chief Executive Officer and Director

           Marvin R. Brown, M.D.                 51           Vice President, and President of Alanex

           Neil J. Clendeninn, M.D., Ph.D.       49           Corporate Vice President, Head of Clinical Affairs

           Steven S. Cowell                      49           Corporate Vice President, Finance and Chief
                                                                Financial Officer

           William C. Denby                      43           Vice President, Head of Marketing and Sales

           Gary E. Friedman                      51           Corporate Vice President, General Counsel,
                                                              Secretary and Director

           Donna C. Nichols                      41           Vice President, Head of Corporate Communications

           Barry D. Quart, Pharm.D.              41           Senior Vice President, Head of Drug Development

           R. Kent Snyder                        44           Senior Vice President, Head of Commercial Affairs

           Michael D. Varney, Ph.D.              40           Vice President, Head of Research

           Stephanie Webber, Ph.D.               50           Vice President, Head of Development Pharmacology

           Glenn R. Zinser                       56           Corporate Vice President, Head of Operations

           John N. Abelson, Ph.D.(1)             59           Director

           Patricia M. Cloherty(2)               56           Director

           A.E. Cohen(1)                         62           Director

           Michael E. Herman(1)                  57           Director

           Irving S. Johnson, Ph.D.              73           Director

           Antonie T. Knoppers, M.D.(2)          83           Director

           Melvin I. Simon, Ph.D.(2)             61           Director


------------------------------
(1)  Member of Directors Compensation Committee
(2)  Member of Audit Committee

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and The Nasdaq Stock Market. Executive officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during the applicable reporting period ending June 30, 1998, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Non-employee members of the Board receive cash compensation in the amount of $250 per Board meeting for their services as Board members, and are eligible for reimbursement of their expenses incurred to attend each such meeting in accordance with Company policy. In addition to meeting fees, certain non-employee directors received consulting fees during fiscal 1998. For scientific consultation, Dr. Abelson received $30,040; Dr. Knoppers, $6,000; Dr. Johnson, $18,750 and Dr. Simon, $26,900. For special consultation concerning corporate development issues, Mr. Cohen received $18,250 and Mr. Herman received $750.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four other most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended June 30, 1998 (collectively the "named executive officers") for service during the fiscal years ended June 30, 1998, 1997 and 1996:

                                            SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                  Compensation
                                              Annual Compensation                    Awards(2)
        Name                                  -------------------                    ------
     Principal                                                                        Stock             All Other
     Position                     Year        Salary(1)         Bonus                Options          Compensation(3)
     --------                     ----        ------            -----                -------          ------------

Peter Johnson                    1998       $ 395,000        $ 230,000                40,000            $ 2,998
President and Chief              1997         330,000          165,000               100,000              2,250
Executive Officer                1996         285,000          100,000               180,000              1,647

Marvin R. Brown(4)               1998         230,000           65,000                10,000              2,400
Vice President,                  1997          23,523                0                     0                  0
President of Alanex              1996              --               --                    --                 --
Gary E. Friedman                 1998         212,500          100,000                17,000             11,232
Corporate Vice President,        1997         195,000           70,000                26,000              2,250
General Counsel                  1996         175,500           50,000                50,000              1,589

Barry D. Quart(5)                1998         230,000          125,000                21,000              2,713
Senior Vice President,           1997         180,000          115,500(5)             44,000              2,953
Regulatory Affairs               1996         165,000           70,500(5)             72,000             16,587

R. Kent Snyder(5)                1998         230,000          150,000                21,000              3,050
Senior Vice President,           1997         200,000          102,000(5)             44,000              2,250
Commercial Affairs               1996         178,500           62,200(5)             64,000              1,777

---------------------
(1) Includes amounts deferred out of compensation under the Company's 401(k) Plan otherwise payable in cash during each fiscal year.
(2) The Company has made no restricted stock awards, has not granted any stock appreciation rights and has no other long-term incentive plans.
(3) (a) During 1998, the Company made matching contributions to the Company's 401(k) Plan in the following amounts: Mr. Johnson, $2,998; Dr. Brown, $2,400; Mr. Friedman, $3,063; Dr. Quart, $2,713; and Mr. Snyder $3,050.
     (b) During 1997, the Company made matching contributions to the Company's 401(k) Plan in the following amounts: Mr. Johnson, $2,250; Mr. Friedman $2,250; Dr. Quart, $2,953; and Mr. Snyder, $2,250.
     (c) During 1996, the Company made matching contributions to the Company's 401(k) Plan in the following amounts: Mr. Johnson, $1,647; Mr. Friedman, $1,589; Dr. Quart, $1,959; and Mr. Snyder, $1,777.
     (d) During 1996, the Company reimbursed Dr. Quart for relocation costs in the amount of $14,628.
     (e) During 1998, Mr. Friedman sold accrued but unused vacation back to the Company in the amount of $8,169.
(4) Dr. Brown joined the Company in May 1997 with the acquisition of Alanex Corporation.
(5) For Dr. Quart and Mr. Snyder, a portion of the bonus amount was subsequently used to partially repay their outstanding relocation loans. These loans were paid in full on June 30, 1997.

     The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended June 30, 1998, to each of the named executive officers:

                                           OPTION GRANTS IN FISCAL 1998

                                                                                     Potential Realizable Value at
                                                                                       Assumed Annual Rates of
                                                                                       Stock Price Appreciation
                            Individual Grants                                              for Option Term(2)
---------------------------------------------------------------------------------    -----------------------------
                                            % of Total
                                              Options
                                            Granted to
                                             Employees
                                 Options     in Fiscal     Exercise    Expiration
    Name                        Granted(1)     Year         Price        Date             5%                10%
------------                   ------------  ----------   ---------  -----------     -----------      -----------

Peter Johnson                  30,145#         2.70%      $30.4375       6/29/08         $577,035     $1,462,320
                                9,855*         0.88        30.4375       6/29/08          188,644        478,061



Marvin R. Brown                   145#         0.01        30.4375       6/29/08            2,776          7,034
                                9,855*         0.88        30.4375       6/29/08          188,644        478,061



Gary E. Friedman                7,145#         0.64        30.4375       6/29/08          136,769        346,601
                                9,855*         0.88        30.4375       6/29/08          188,644        478,061



Barry D. Quart                 11,145#         1.00        30.4375       6/29/08          213,337        540,639
                                9,855*         0.88        30.4375       6/29/08          188,644        478,061


R. Kent Snyder                 11,145#         1.00        30.4375       6/29/08          213,337        540,639
                                9,855*         0.88        30.4375       6/29/08          188,644        478,061

------------------------
(1) During fiscal 1998, the Agouron Stock Option Plan ("Plan") for executive officers and directors was administered by the Board. The Board, based upon the recommendation of the Directors Compensation Committee, determines the number of shares to be granted and the term of such grants to each executive officer and director. The options granted in fiscal 1998 were either incentive stock options(*) or non-statutory stock options(#), have exercise prices equal to the fair market values on the date of grant, vest over a period of three years and have a term of ten years. Upon certain corporate events as defined in the Plan which result in a change of control, the exercise date of all outstanding options for all employees, including executive officers, may be accelerated. The Plan also permits the Company to assist an employee in using a so-called "cashless" exercise procedure to pay the option exercise price.
(2) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Any such growth would benefit all shareholders.

     The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended June 30, 1998, by each of the named executive officers and the number and value of unexercised options held by such named executive officers as of June 30, 1998:

                                          OPTION EXERCISES IN FISCAL 1998
                                       AND VALUE OF OPTIONS AT JUNE 30, 1998

                                                             Number of Unexercised          Value of Unexercised
                                                                  Options at              In-the-Money Options at
                           Shares                              June 30, 1998(2)              June 30, 1998(1)
                                                          --------------------------    ---------------------------
                         Acquired on         Value
      Name                 Exercise        Realized       Exercisable  Unexercisable     Exercisable  Unexercisable
    --------               --------        --------       -----------  -------------     -----------  -------------

Peter Johnson             125,000        $5,692,095        596,923       205,767       $ 11,290,804    $ 1,312,900

Marvin R. Brown             2,500            85,744         17,845        17,325            538,428        221,014

Gary E. Friedman            1,000            24,188        241,599        61,001          4,988,364        348,337

Barry D. Quart             32,000         1,233,037        133,266        89,334          1,982,900        513,000

R. Kent Snyder             12,500           406,045        168,932        81,668          2,983,727        392,673


---------------------
(1) Value calculated as market value of Company stock on June 30, 1998, minus exercise price multiplied by the number of shares

(2) Adjusted to reflect the two-for-one stock split in the form of a stock dividend in August 1997.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

OVERVIEW AND PHILOSOPHY

     The Directors Compensation Committee (the "Committee") is composed entirely of outside directors and is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies and practices, including the establishment of the annual total compensation for the chief executive officer (the "CEO") and all executive officers. The Committee has available to it an outside compensation consultant and access to independent compensation data. The Board is responsible for approving and implementing the compensation recommendations of the Committee. The recommendations made by the Committee to the Board have generally been approved without any significant modification.

     The objectives of the Company's executive compensation program are to attract, retain and motivate highly qualified executive personnel. These objectives are satisfied through the use of three principal compensation elements: base salary, cash bonus payments and stock options.

BASE SALARY

     Base salary levels for the Company's executive officers are based on the concept of pay for performance and are competitively set relative to the compensation of other executives in the biotechnology industry. Extensive salary survey data is available on the industry (notably, the annual "Biotechnology Compensation and Benefits Survey" conducted by Radford Associates and Alexander & Alexander Consulting Group) and is utilized by the Committee in establishing annual base salaries. In determining base salaries, the Committee also considers corporate performance and progress in the immediately preceding fiscal year, individual experience and performance, specific issues which are relevant to the Company and general economic conditions. The base salary of the CEO and all other executive officers is reviewed annually. During fiscal year 1998, the base salaries paid to the executive officers other than the CEO approximated the 75th percentile of the above-noted industry survey data.

BONUS PAYMENTS

     Annual cash bonus payments are discretionary. Bonus payments, if any, to executive officers, including the CEO, are based on two principal factors: corporate performance as compared to the Company's annual goals and objectives and individual performance relative to corporate performance and individual goals and objectives.

     Bonus payments in 1998 were generally in recognition of the satisfaction of several significant corporate objectives during the year, including the establishment of the Company's first product, VIRACEPT(R) (nelfinavir mesylate) as the market leader among all HIV protease

------------------------
(1) The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 (the "Securities Act"), as amended, or the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, whether made before or after the date of the Proxy Statement and irrespective af any general incorporation language in such filing.

 inhibitors, the in-licensing of three development stage compounds to supplement the Company's internal R&D pipeline, the continued preclinical and clinical development of the Company's cancer and anti-viral agents and the satisfaction of all significant financial targets for fiscal 1998.

     Bonus payment recommendations for executive officers other than the CEO are initiated by the CEO and submitted to the Committee for review and subsequent submission to the Board. Bonus payment recommendations for the CEO are initiated by the Committee and submitted to the Board.

     Total base salary and any bonus payments are compared to "total compensation" of peers as reported by the previously noted industry survey. Such total compensation for the executive officers of the Company is at or above the averages of such data, which reflects the Committee's belief that the relative levels of corporate performance during the period were also above average.

STOCK OPTIONS

     To conserve its cash resources, the Company places special emphasis on equity-based incentives to attract, retain and motivate executive officers as well as other employees. Under the Company's stock option plans, grants are generally priced at the fair market value on the date of grant, vest over a period of three or four years and have a term of ten years. Grants are made to all employees on their date of hire based on salary level and position. All employees, including executive officers, are eligible for subsequent, discretionary grants which are generally based on either individual or corporate performance. It is the Committee's intent that the interests of the Company's shareholders and the executive officers be closely aligned through the use of stock options. Option grants recommended by the Committee are submitted to the Board for approval. Based on recent peer-company proxy data compiled by the Company, the level of option grants to each executive officer in 1998 remains competitive, and the resultant total option position as a percent of total shares outstanding represents approximately the 70th to 90th percentile of such positions.

CHIEF EXECUTIVE OFFICER COMPENSATION

     During 1998, Mr. Johnson's base salary of $395,000 was based on individual and corporate performance, and approximated the average of the updated industry data for base salaries of CEOs.

     During 1998, Mr. Johnson was awarded a bonus of $230,000 in recognition of the satisfaction of several significant corporate objectives, including the establishment of VIRACEPT(R) as the number one HIV protease inhibitor in the United States with product sales in the United States of $358 million for fiscal 1998. The Committee believes that Mr. Johnson has made a significant contribution during 1998 in enhancing shareholder value and establishing a sound base for the continued enhancement of shareholder value through his managerial and entrepreneurial efforts.

     The stock options awarded to Mr. Johnson during fiscal 1998 are competitive and consistent with the purpose of the stock option plans. The resultant total option position as a percent of total shares outstanding represents approximately the 75th percentile for peer CEO positions.

EXECUTIVE COMPENSATION DEDUCTION LIMITATIONS

     In 1993, Section 162(m) of the Internal Revenue Code ("Section 162(m)") was enacted which disallows the deductibility by the Company of any compensation over $1 million per year paid to each of the chief executive officer and the four other most highly compensated executive officers, unless certain performance-based compensation criteria are satisfied. While it is the Committee's firm belief and intent that compensation from base salary and cash bonus payments will not approach the annual Section 162(m) limitation in the foreseeable future, additional "compensation" from the exercise of option grants pursuant to the Company's stock option plans could result in the annual limitation being exceeded. Accordingly, the Company's 1990 and 1996 Stock Option Plans contain certain provisions which exempt compensation resulting from such option exercises from the $1 million limitation. The Committee will continue to monitor all forms of compensation to its executive officers to ensure that the Company may maximize the tax benefits of such compensation.

Directors Compensation Committee

     Michael E. Herman, Chairman
     John N. Abelson, Ph.D.
     A. E. Cohen

DIRECTORS COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Directors Compensation Committee is composed exclusively of three outside directors: Mr. Herman, Mr. Cohen and Dr. Abelson. The Company is not aware of any Committee interlocks.

PERFORMANCE MEASUREMENT COMPARISON(1)

The chart set forth below shows the value of an investment of $100 on June 30, 1993 in the Existing Common Stock, The Nasdaq Stock Market Index (U.S. Companies) ("Nasdaq Market (US)") and the Nasdaq Pharmaceuticals Index ("Nasdaq Pharmaceuticals"). The total returns assume the reinvestment of dividends, although cash dividends have not been declared on the Existing Common Stock. The Existing Common Stock is traded on The Nasdaq Stock Market and is a component of both the Nasdaq Market (US) and the Nasdaq Pharmaceuticals Index. The comparisons in the chart are required by the Securities and Exchange Commission and are not intended to forecast or be an indicator of possible future performance of the Company's Common Stock.

[OBJECT OMITTED]
-------------
                         6/30/93  6/30/94  6/30/95  6/30/96  6/30/97  6/30/98
                         -------  -------  -------  -------  -------  -------

Agouron Common Stock     $100.00  $112.50  $236.26  $390.00  $808.76  $606.20
Nasdaq market (US)        100.00   100.96   134.77   173.03   210.38   277.69
Nasdaq Pharmaceuticals    100.00    83.65   111.03   163.50   166.34   170.68

----------------
(1) This section is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of October 19, 1998 relating to the beneficial ownership of the Existing Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table below, and (iv) all executive officers and directors as a group.

                                                                                  Beneficial Ownership(1)
                                                                         Number of                 Percentage of
         Beneficial Owner                                                 Shares(9)                    Total
------------------------------                                        ---------------              -------------
     Wellington Management Co.                                         5,196,000                        16.61%
         75 State Street, Boston, MA 02109
     T. Rowe Price                                                     2,420,000                         7.74%
         100 E. Pratt St., Baltimore, MD 21202
     Peter Johnson(2)                                                    706,533                         2.22%
     Gary E. Friedman(2) Family Trust(8)                                 294,123                         *
     John N. Abelson(2)(3)(6)                                            102,943                         *
     Patricia M. Cloherty(2)                                              27,659                         *
     A. E. Cohen(2)                                                       73,333                         *
     Michael E. Herman(2)(4)                                              83,333                         *
     Irving S. Johnson(2)                                                 41,933                         *
     Antonie T. Knoppers(2)                                               51,533                         *
     Melvin I. Simon(2)(3) and Linda F. Simon Living Trust(5)            122,843                         *
     Marvin R. Brown                                                     194,995                         *
     Barry D. Quart                                                      152,481                         *
     R. Kent Snyder(7)                                                   175,035                         *
All executive officers and directors as a group (19 persons)           2,706,671                         8.14%

-------------------
*    less than 1%.
(1) Unless otherwise indicated, the persons named in the above table exercise sole voting and investment powers with respect to all shares beneficially owned by them, subject to applicable community property laws. The number of shares beneficially owned includes the following number of shares issuable upon exercise of stock options exercisable within 60 days of October 19, 1998: Mr. Johnson, 596,923 shares; Mr. Friedman, 241,599 shares; Dr. Abelson, 33,333 shares; Ms. Cloherty, 13,333 shares; Mr. Cohen, 43,333 shares; Mr. Herman, 39,333 shares; Dr. Johnson, 15,833 shares; Dr. Knoppers, 43,333 shares; Dr. Simon, 33,333 shares; Dr. Brown, 23,077 shares; Dr. Quart, 117,266 shares; Mr. Snyder, 168,932 shares; and all executive officers and directors as a group, 1,952,280 shares.
(2)  Director.
(3) Does not include 1,106,000 shares held by The Agouron Institute, of which Drs. Abelson and Simon are directors. As directors, they share voting and investment powers as to the shares held by The Agouron Institute.
(4) Includes 20,000 shares held by the Herman Family Trading Company, a family partnership of which Mr. Herman is the general partner, 10,000 shares held by Vail Fishing Partners in which Mr. Herman has a 50% general partner interest and 2,000 shares held by Mrs. Herman, of which Mr. Herman disclaims any beneficial ownership.
(5)  Shared voting and investment power.
(6) Includes 2,350 shares held by Dr. Abelson as custodian for his minor children, of which Dr. Abelson disclaims any beneficial ownership.
(7) Includes 800 shares held by immediate family members, of which Mr. Snyder disclaims any beneficial ownership.
(8) Includes 5,408 shares held by wife as custodian for minor children of which Mr. Friedman disclaims any beneficial ownership.
(9) Adjusted to reflect the two-for-one stock split in the form of a stock dividend in August 1997.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All transactions with affiliates have been and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties. Furthermore, all transactions with affiliates and any loans to Company officers, affiliates or shareholders must be approved by a majority of the disinterested directors.

     As permitted by California law, the Articles of Incorporation and bylaws of the Company currently provide for the limitation of director liability for monetary damages for breach of duty to the Company and for indemnification of agents (including officers and directors) to the fullest extent permitted under the California General Corporation Law. The Company has entered into Indemnification Agreements with all of its directors and officers. Additionally, the Company has in effect a directors and officers liability insurance policy which insures directors and officers of the Company against loss arising from claims made against them due to wrongful acts while acting in their individual and collective capacities as directors and officers.

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

(C)           EXHIBITS

         Exhibit
         Number                             Exhibit
         -------      ---------------------------------------------------------
           2.1(a)     Agreement and Plan of Reorganization dated as of April 28,
                      1997,  between  Agouron  Pharmaceuticals,   Inc.,  Agouron
                      Acquisition Corporation and Alanex Corporation.
           3.1(b)     Restated Articles of Incorporation (December 10, 1992).
           3.2(c)     Amended and Restated Bylaws (Restated June 17, 1991).
           4.1(d)     Rights  Agreement  dated  November 7, 1996,  as amended on
                      November  27,  1996,  between the Company and Chase Mellon
                      Shareholder  Services.  L.L.C., which includes, as Exhibit
                      A,  the  Certificate  of  Determination,  Preferences  and
                      Rights of Series B Participating  Preferred Stock as filed with the  California  Secretary  of State on November  20,
                      1996.
         10.01(h)     1990 Stock Option Plan (Restated November 2, 1995).
         10.02(k)     Form of 1990 Incentive Stock Option Agreement.
         10.03(k)     Form of 1990 Non-Statutory Stock Option Agreement for
                      Employees/Officers/Directors.
         10.04(k)     Form of 1990 Non-Statutory Stock Option Agreement for
                      Consultants.
         10.05(c)     1985 Stock Option Plan (Last Amended August 14, 1991).
         10.06(e)     Agouron Pharmaceuticals, Inc. 401(k) Plan (Amended August
                      1992).
         10.07(b)     Agouron Pharmaceuticals, Inc. Employee Stock Purchase Plan
                      (October 15, 1992).
         10.08(b)     Agouron Pharmaceuticals, Inc. Flexible Benefits Plan
                      (December 10, 1992).
         10.09(f)     Agreement  Two  dated  February  28,  1994  between  Japan
                      Tobacco  Inc.  and  the  Company.
                      (Portions of the agreement receive confidential treatment pursuant to an application filed April 25, 1994; File No.
                      0-15609).

        Exhibit
        Number                             Exhibit
        -------       ----------------------------------------------------------
         10.10(g)     Development  and License  Agreement dated December 1, 1994 between  Japan  Tobacco Inc. and the Company  (Portions of the agreement receive  confidential  treatment pursuant to an application dated January 31, 1995).
         10.11(h)     First  Amendment  to  Development  and  License  Agreement
                      effective  December 1, 1994 between Japan Tobacco Inc. and the Company.  (Confidential  treatment has been  requested for portions of this agreement  pursuant to an application dated January 31, 1996. The underlying agreement was filed as  Exhibit  10.54  on  Form  10-Q  for the  period  ended
                      December  31,   1994,   and   portions   thereof   receive
                      confidential   treatment  pursuant  to  an  order  of  the
                      Securities and Exchange Commission dated June 28, 1995.)
         10.12(i)     Amendment effective January 1, 1996 to the Agouron
                      Pharmaceuticals, Inc. 401(k) Plan.
         10.13(j)     1996 Stock Option Plan.
         10.14(j)     Form of 1996 Incentive Stock Option Agreement.
         10.15(j)     Form  of  1996  Non-Statutory Stock Option  Agreement  for
                      Employees/Officers/Directors.
         10.16(j)     Form  of  1996  Stock  Option Agreement for Consultants
         10.17(l)     Second Amendment to Development and License Agreement
                      effective January 17, 1997 between Japan   Tobacco  Inc.
                      and  the  Company.(Confidential treatment   has  been
                      requested  for  portions  of  this agreement  pursuant to
                      an  application  dated  August 21, 1997, as separately
                      filed with the Securities and Exchange  Commission.  The
                      underlying agreement was filed as Exhibit 10.54 on
                      Form 10-Q for the period ended December 31, 1994,
                      and  portions  thereof  receive   confidential   treatment
                      pursuant  to an  order  of  the  Securities  and  Exchange
                      Commission dated June 28, 1995.)
         10.18(l)     Third  Amendment  to  Development  and  License  Agreement
                      effective  December 1, 1996 between Japan Tobacco Inc. and the Company.  (Confidential  treatment has been  requested for portions of this agreement  pursuant to an application dated  August  21,  1997,  as  separately  filed  with the
                      Securities   and  Exchange   Commission.   The  underlying
                      agreement  was filed as Exhibit 10.54 on Form 10-Q for the period  ended  December 31,  1994,  and  portions  thereof receive confidential treatment pursuant to an order of the
                      Securities and Exchange Commission dated June 28, 1995.)
         10.19(l)     VIRACEPT License  Agreement  between the Company and Japan
                      Tobacco Inc. and F.  Hoffmann-La  Roche Ltd dated June 30,
                      1997.  (Confidential  treatment  has  been  requested  for portions  of this  agreement  pursuant  to an  application dated  August  21,  1997,  as  separately  filed  with the
                      Securities and Exchange Commission.)
         10.20(m)     Form of 1998 Employee Stock Option Plan.
         10.21(m)     Form of 1998 Employee Non-Statutory Stock Option
                      Agreement.

         Exhibit
         Number                             Exhibit
         -------      ----------------------------------------------------------
         10.22        License and Supply Agreement between the Company and Japan
                      Energy   Corporation   effective  as  of  June  30,  1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.23        Common  Stock  Purchase   Agreement   between  The  Immune
                      Response  Corporation and the Company dated June 11, 1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.24        Amendment to the VIRACEPT  License  Agreement  between the
                      Company and Japan  Tobacco Inc. and F.  Hoffmann-La  Roche
                      Ltd as of May 1, 1998.  (Confidential  treatment  has been requested  for portions of this  agreement  pursuant to an application dated August 4, 1998, as separately filed with the Securities and Exchange Commission.)
         21*          Subsidiaries of Agouron Pharmaceuticals, Inc.
         23.1*        Consent of Independent Accountants.
         27*          Financial  Data  Schedule.  (Exhibit 27 is  submitted  as
                      an exhibit  only in the  electronic format of this Annual
                      Report  on Form  10-K  submitted  to the  Securities  and
                      Exchange Commission.)
         99*          Important Factors Regarding Forward-Looking Statements.

 ----------------------
(a)  Incorporated by Reference to Form 8-K filed on May 23, 1997.
(b) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1992.
(c) Incorporated by Reference to Form 10-K filed for the year ended June 30, 1991.
(d) Incorporated by Reference for Form 8-K/A filed on December 20, 1996.
(e)  Incorporated  by Reference to Form 10-K
     filed for the year ended June 30, 1992.
(f)  Incorporated  by Reference to
     Form 10-Q/A filed for the quarter ended March 31, 1994.
(g)  Incorporated by
     Reference to Form 10-Q filed for the quarter ended  December 31, 1994.
(h) Incorporated by Reference to Form 10-Q filed for the quarter ended December 31, 1995.
(i) Incorporated by Reference to Form 10-Q filed for the quarter ended March 31, 1996.
(j)  Incorporated  by Reference to Form S-8 filed on
     November  26,  1996.
(k) Incorporated by Reference to Form 10-Q for the quarter ended December 31, 1996.
(l)  Incorporated by Reference to Form 10-K
     for the year ended June 30, 1997.
(m)  Incorporated by Reference to Form S-8
     filed on February 19, 1998.

* - Previously filed.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AGOURON PHARMACEUTICALS, INC.



October 28, 1998                   By:  /s/ Steven S. Cowell
                                        ----------------------------
                                   Steven S. Cowell
                                   Corporate Vice President
                                   Chief Financial Officer

                                  Exhibit Index


         Exhibit
         Number                             Exhibit
         -------      ----------------------------------------------------------
         10.22        License and Supply Agreement between the Company and Japan
                      Energy   Corporation   effective  as  of  June  30,  1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.23        Common  Stock  Purchase   Agreement   between  The  Immune
                      Response  Corporation and the Company dated June 11, 1998.
                      (Confidential treatment has been requested for portions of this agreement  pursuant to an application dated August 4,
                      1998, as separately filed with the Securities and Exchange
                      Commission.)
         10.24        Amendment to the VIRACEPT  License  Agreement  between the
                      Company and Japan  Tobacco Inc. and F.  Hoffmann-La  Roche
                      Ltd as of May 1, 1998.  (Confidential  treatment  has been requested  for portions of this  agreement  pursuant to an application dated August 4, 1998, as separately filed with the Securities and Exchange Commission.)
         21*          Subsidiaries of Agouron Pharmaceuticals, Inc.
         23.1*        Consent of Independent Accountants.
         27*          Financial  Data  Schedule.  (Exhibit 27 is  submitted  as
                      an exhibit  only in the  electronic format of this  Annual
                      Report  on Form  10-K  submitted  to the  Securities  and
                      Exchange Commission.)
         99*          Important Factors Regarding Forward-Looking Statements.


         * - Previously filed.