Form 10-Q
period 1998-12-31
AGOURON PHARMACEUTICALS INC
filed 1999-02-05
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 3, 1999, the registrant had approximately 31,947,000 shares of Common Stock, no par value, outstanding.

                          AGOURON PHARMACEUTICALS, INC.

                                      INDEX

                                                                                          PAGE NO.
                                                                                          --------

PART I.           Financial Information

ITEM 1.           Financial Statements

                  Consolidated Balance Sheet -                                                  3
                         December 31, 1998 and June 30, 1998

                  Consolidated Statement of Income -                                            4
                         Three and Six Months Ended
                         December 31, 1998 and 1997

                  Consolidated Statement of Cash Flows-                                         5
                         Six Months Ended December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements                                    6

ITEM 2.           Management's Discussion and Analysis of Financial                            10
                         Condition and Results of Operations


PART II.          Other Information

ITEM 1.           Legal Proceedings                                                            14

ITEM 2.           Changes in Securities                                                        14

ITEM 3.           Defaults Upon Senior Securities                                              14

ITEM 4.           Submission of Matters to a Vote of Security Holders                          15

ITEM 5.           Other Information                                                            16

ITEM 6.           Exhibits and Reports on Form 8-K                                             16

                  Signature                                                                    17

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          AGOURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                        December 31,               June 30,
                                                                                1998                   1998
                                                                        ------------               --------
ASSETS                                                                 (unaudited)

Current assets:
     Cash and cash equivalents                                        $       34,547         $      19,098
     Short-term investments                                                   39,187                68,025
     Accounts receivable, net                                                 68,560                51,341
     Inventories                                                             104,419               103,706
     Current deferred tax assets                                                 594                   564
     Other current assets                                                      2,552                 5,247
                                                                      --------------         -------------

     Total current assets                                                    249,859               247,981

Property and equipment,  net of accumulated
     depreciation and amortization of $30,431and $24,321                      46,557                47,212
Deferred tax assets                                                           71,680                64,644
Purchased intangibles                                                          3,200                 3,500
                                                                      --------------         -------------

                                                                      $      371,296         $     363,337
                                                                      ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $       24,858         $      44,393
     Accrued liabilities                                                      43,577                35,356
     Deferred revenue and advances                                            17,017                23,563
     Current deferred tax liabilities                                          2,447                 1,139
     Loan payable and current portion of long-term debt                        7,880                15,802
                                                                      --------------         -------------

     Total current liabilities                                                95,779               120,253
                                                                      --------------         -------------

Long-term liabilities:
     Long-term debt, less current portion                                      6,375                 5,892
     Accrued rent                                                                864                 1,023
                                                                      --------------         -------------

     Total long-term liabilities                                               7,239                 6,915
                                                                      --------------         -------------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
       31,738,847 and 31,053,380 shares issued and outstanding               366,626               348,482
     Accumulated other comprehensive income (expense)                           (161)                  384
     Accumulated deficit                                                     (98,187)             (112,697)
                                                                      --------------         -------------

     Total stockholders' equity                                              268,278               236,169
                                                                      --------------         -------------

                                                                      $      371,296         $     363,337
                                                                      ==============         =============

See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                 Three Months Ended             Six Months Ended
                                            --------------------------     --------------------------
                                                    December 31,                  December 31,
                                            --------------------------     --------------------------

                                                1998           1997            1998           1997
                                            -----------     -----------    -----------    -----------

Revenues:
   Product sales                            $   158,193     $    91,800    $   292,063     $  171,302
   Contracts                                      5,416          12,462         11,433         22,465
   Royalties and license fees                     7,100             400         12,150          2,752
                                            -----------     -----------    -----------     ----------

                                                170,709         104,662        315,646        196,519
                                            -----------     -----------    -----------     ----------

Operating expenses:
   Cost of product sales                         74,241          37,942        131,286         72,015
   Research and development                      39,345          30,322         76,709         57,254
   Selling, general and administrative           20,701          14,045         37,843         26,591
   Royalties                                     28,085          15,432         53,978         28,808
                                            -----------     -----------    -----------     ----------

                                                162,372          97,741        299,816        184,668
                                            -----------     -----------    -----------     ----------

Operating income                                  8,337           6,921         15,830         11,851
                                            -----------     -----------    -----------     ----------

Other income (expenses):
   Interest and other income                        851           1,488          1,887          2,769
   Interest expense                                (223)           (206)          (646)          (367)
                                            -----------     -----------    -----------     ----------

                                                    628           1,282          1,241          2,402
                                            -----------     -----------    -----------     ----------

Income before income taxes                        8,965           8,203         17,071         14,253

Income tax provision                              1,345           3,281          2,561          5,701
                                            -----------     -----------    -----------     ----------

Net income                                  $     7,620     $     4,922    $    14,510     $    8,552
                                            ===========     ===========    ===========     ==========

Earnings per share:
      Basic                                 $       .24     $      .16     $       .46     $      .28
                                            ===========     ==========     ===========     ==========
      Diluted                               $       .22     $      .15     $       .43     $      .26
                                            ===========     ==========     ===========     ==========


Shares used in calculation of:
      Basic                                      31,410          30,520         31,269         30,242
      Diluted                                    34,237          33,238         33,661         33,298

See accompanying notes to consolidated financial statements.
                                        4

                          AGOURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Six Months Ended
                                                                                  --------------------------
                                                                                           December 31,
                                                                                  --------------------------
                                                                                      1998         1997
                                                                                  ----------     -----------

Cash flows from operating activities:

     Cash received from product sales, contracts, royalties
       and license fees                                                           $   291,881    $   197,268
     Cash paid to suppliers, employees and service providers                         (302,271)      (173,520)
     Interest received                                                                  1,859          2,819
     Interest paid                                                                       (646)          (367)
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                                  (9,177)        26,200
                                                                                  -----------    -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments                          44,053         56,824
     Purchases of short-term investments                                              (15,760)      (105,707)
     Purchases of property and equipment                                               (6,053)        (9,313)
                                                                                  -----------    ------------

     Net cash provided (used) by investing activities                                  22,240        (58,196)
                                                                                  -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                         9,825          9,417
     Proceeds from credit line                                                         30,000         12,600
     Principal payments on credit line, long-term debt
       and capital leases                                                             (37,439)       (12,972)
                                                                                  -----------    -----------

     Net cash provided (used) by financing activities                                   2,386          9,045
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                   15,449        (22,951)

Cash and cash equivalents at beginning of period                                       19,098         52,484
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $    34,547    $    29,533
                                                                                  ===========    ===========

Reconciliation   of  net  income  to  net  cash  provided  (used)  by  operating activities:
     Net income                                                                   $    14,510    $     8,552
     Depreciation and amortization                                                      7,008          3,968
     Provision for deferred income taxes                                                2,561          5,701
     Net (increase) decrease in accounts receivable
       and other current assets                                                       (14,524)       (12,373)
     Net (increase) decrease in inventories                                              (713)       (20,119)
     Net increase (decrease) in accounts payable, accrued liabilities,
       deferred revenue and advances, and other liabilities                           (18,019)        40,471
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                             $    (9,177)   $    26,200
                                                                                  ===========    ===========


See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (December 31, 1998)


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

FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of December 31, 1998 and the consolidated statements of income and cash flows for the three and six-month periods ended December 31, 1998 and 1997 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

INVENTORIES

The inventories consist of the following components:

                                                               December 31,          June 30,
                                                                       1998              1998
                                                              -------------     -------------

         Raw materials and work in process                    $      99,100     $      95,517
         Finished goods                                               5,319             8,189
                                                              -------------     -------------

                                                              $     104,419     $     103,706
                                                              =============     =============

PRODUCT SALES

The Company has the exclusive right to market its anti-HIV drug VIRACEPT in the United States and Canada. Accordingly, the Company ships VIRACEPT to wholesalers throughout the United States and certain provinces of Canada, and recognizes sales revenue upon shipment. Sales are reported net of discounts, rebates, chargebacks and product returns.

Also included in product sales for the three and six-month periods ended December 31, 1998 are approximately $45,593,000 and $72,276,000 of sales (at cost plus contractually determined mark-ups) to F. Hoffmann-La Roche Ltd
("Roche") of clinical and commercial drug supplies to be used by Roche in its licensed territory. For the three and six-month periods ended December 31, 1997, sales to Roche were approximately $7,292,000 and $11,420,000. The Company receives a royalty on Roche's subsequent commercial sales of such drug supplies.

ROYALTIES AND LICENSE FEES

Royalty revenues are recognized based on estimated and actual sales of licensed products in licensed territories.

For the three and six-month periods ended December 31, 1998, the Company has accrued and/or received royalties of approximately $6,800,000 and $11,725,000 resulting from estimated and actual net sales of VIRACEPT by Roche within its licensed territory. For the three and six-month periods ended December 31, 1997, Roche royalties were approximately $400,000 and $752,000.

License fees are recognized as revenue when earned as generally evidenced by certain factors including: receipt of such fees, satisfaction of any performance obligations and the non-refundable nature of such fees. In August 1998, the Company and JT granted Roche certain exclusive rights to VIRACEPT in Mexico. For such rights, the Company realized as revenue a license fee of $125,000 from Roche. In December 1998, the Company granted to Zarix

Limited, a biopharmaceutical development company, certain exclusive rights to THYMITAQ, an anti-cancer drug. For such rights, the Company realized as revenue a license fee of $300,000.

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

Common stock equivalents of approximately 2,827,000 and 2,392,000 shares for the three and six-month periods ended December 31, 1998 were used to calculate diluted earnings per share. For the three and six-month periods ended December 31, 1997, common stock equivalents of approximately 2,718,000 and 3,056,000 shares were used to calculate diluted earnings per share. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

CERTAIN CONCENTRATIONS

A portion of the Company's research and development expenditures are related to programs funded in part by corporate partners. The termination of such collaborative research and development programs could result in the absence of any prospective funding for such programs and the need to evaluate the level of future program spending, if any.

NOTE 2 - COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. The Company presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. During the three and six-month periods ended December 31, 1998, total comprehensive income was $7,227,000 and $13,965,000, respectively. During the three and six-month periods ended December 31, 1997, total comprehensive income was $4,922,000 and $8,552,000.

NOTE 3 - SUBSEQUENT EVENT

On January 26, 1999, the Company announced that it had signed a definitive agreement to merge with Warner-Lambert Company, a worldwide company devoted to discovering, developing, manufacturing, and marketing quality pharmaceuticals, consumer healthcare, and confectionary products. Warner-Lambert employs more than 40,000 people worldwide. The proposed merger, which is subject to approval by Agouron's shareholders and federal regulators, will be treated as a "pooling of interests" for accounting purposes. If approved, each share of Agouron common stock will be converted into the right to receive that number of shares of Warner-Lambert common stock equal to $60.00 divided by an average closing sales price of Warner-Lambert common stock prior to the effective date of the merger, except that such ratio will not be less than .8108 or more than .9300.

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

OVERVIEW

The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been principally funded from the Company's equity-derived working capital, various collaborative arrangements and, most recently, from the gross margin contribution of VIRACEPT. The net income reported in the three and six-month periods ended December 31, 1998 and 1997 is principally due to the commercialization of VIRACEPT while the Company's prior net operating losses reflect primarily the result of its independent research and substantial investment in the clinical and commercial development of VIRACEPT and certain anti-cancer compounds.

In March 1997, VIRACEPT was approved for marketing in the United States. In January 1998, March 1998 and August 1998, VIRACEPT was approved for marketing in Europe, Japan and Canada, respectively. For the three and six-month periods ended December 31, 1998, due principally to the increasing product contribution from VIRACEPT sales, license fees and royalties, the Company realized a net income of $7,620,000 and $14,510,000.

RESULTS OF OPERATIONS

PRODUCT SALES

Product sales for the three and six-month periods ended December 31, 1998 were approximately $158,193,000 and $292,063,000, which included sales in North America of $112,600,000 and $219,787,000, respectively. The Company anticipates that VIRACEPT sales in North America will meet or exceed $440,000,000 in fiscal 1999.

CONTRACT REVENUES

Collaborative research and development agreements with Japan Tobacco Inc. ("JT"), Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively "HLR") accounted for substantially all of the Company's contract revenues for the three and six-month periods ended December 31, 1998 and 1997. Total contract revenues for the three and six-month periods decreased approximately 57% and 49% due principally to termination of the HLR collaboration in fiscal 1998.

ROYALTIES AND LICENSE FEES

Royalty revenues of approximately $6,800,000 and $11,725,000 have been recognized in the three and six-month periods ended December 31, 1998 based on estimated and actual Roche sales of VIRACEPT in its licensed territory. Royalties for the three and six-month periods increased from the prior year periods due to growth in European market share and sales volume.

COST OF PRODUCT SALES

The aggregate cost of product sales as a percentage of product sales was approximately 47% and 45% for the three and six-month periods ended December 31, 1998. The aggregate cost of product sales as a percentage of product sales was approximately 41% and 42% for the three and six-month periods ended December 31, 1997. Gross margins on North America commercial sales were approximately 72% and 71% for the three and six-month periods ended December 31, 1998. The Company anticipates that gross margins on North America sales will approximate 72% for fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development spending for the current three and six-month periods increased 30% and 34% from the prior year periods due generally to costs associated with increasing average staff levels and staff related spending, and increasing expenses associated with the clinical development of certain of the Company's anti-viral and anti-cancer compounds.

In fiscal 1997, the Company acquired Alanex Corporation ("Alanex", a research company) and recorded a write-off of $57,500,000 (or 92% of the purchase price, including transaction costs), representing the values determined by management to be attributable to the in-process technology purchased. Of the amount written off, approximately 95% was attributed to and supported by a discounted cash flow analysis of three drug discovery programs which anticipated revenues beginning in 2003. Approximately 40% of the value was attributed to a compound with obesity and cardiovascular indications, 30% for compounds with depression and anxiety indications and 25% for a program to treat endometriosis and sex-hormone dependent tumors. The Company believes that the allocations and aggregate values attributable to these programs were reasonable and appropriate based on the commercial potential, beginning in 2003, of these three drug discovery programs, which remain the subject of research or development efforts at December 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs for the current three and six-month periods increased by 47% and 42% from the prior year periods due principally to increasing sales and marketing activities and the support of VIRACEPT phase IV marketing studies.

ROYALTIES

The Company's obligation to share VIRACEPT profits with JT is reflected in royalty expense for the three and six-month periods ended December 31, 1998 and represents approximately 25% of North America product sales. Royalty expense in the prior year periods was approximately 20% of North America product sales.

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

YEAR 2000

The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. This could result in miscalculations and system failures that could inhibit a company's ability to engage in normal business activities.

The Company has established a Year 2000 project team and is utilizing a multi-phased approach to address this issue. The phases included in the
Company's plan are the awareness, assessment, remediation, testing, implementation, and contingency planning phases. The Company has completed the awareness and assessment phases and has begun to correct and replace those systems that are not Year 2000 compliant. The Company expects to complete internal remediation efforts by the end of fiscal year 1999, and to complete the validation and contingency phases by the end of calendar 1999.

The Company has initiated communications with all of its significant external business partners to determine the extent to which the Company is vulnerable to their failures and to ascertain Year 2000 compliance and risk. The Company intends to monitor the progress of these significant business partners and will develop contingency plans in the event that a significant exposure is identified. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of the third-parties on which the Company relies will be Year 2000 compliant, or, that a failure to remediate by another company would not have a material adverse effect on the Company.

The Company estimates that the total cost of its Year 2000 project will not exceed $1,000,000, including costs already incurred. The anticipated cost of the project and the dates on which the Company expects to complete major milestones are based on management's best estimates using information that is currently available. Based on its current estimates, the Company does not anticipate that the costs associated with the Year 2000 project will have a material adverse effect on the Company's business, financial position, or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

Prior to fiscal 1998, the Company has relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. Beginning in fiscal 1998, the gross margin from commercial sales of VIRACEPT contributed significantly to the Company's overall working capital requirements. Commercial sales of VIRACEPT for the three and six-month periods ended December 31, 1998 resulted in gross margins of approximately $83,952,000 and $160,777,000.

At December 31, 1998, the Company had net working capital of approximately $154,080,000, an increase of $26,352,000 over June 30, 1998 levels due principally to the Company's pre-tax profit of $17,071,000 and $9,825,000 in proceeds from the issuance of common stock. Individual working capital components significantly impacted by the commercialization of VIRACEPT include trade accounts receivable (an increase of $11,639,000), inventories (an increase of $713,000), accounts payable (a decrease of $19,535,000) and accrued liabilities (an increase of $8,221,000, primarily due to accrued royalties payable to JT). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted by VIRACEPT sales. At December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $73,734,000. The Company believes that its current capital resources, existing contractual commitments and anticipated VIRACEPT product sales are sufficient to maintain its current operations through fiscal 1999. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

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

                  On January 27, 1999, an action entitled Ruben v. Agouron Pharmaceuticals, Inc., et. al. was filed in San Diego Superior Court against the Company, members of its board of directors, and Warner-Lambert Company. The complaint, which purports to be a class action filed on behalf of the Company's shareholders, alleges that the board breached fiduciary duties in connection with the decision to enter into the Agreement and Plan of Merger among the Company, WLC Acquisition Corporation and Warner-Lambert Company, dated as of January 26, 1999. The complaint purports to seek various forms of relief, including a preliminary and permanent injunction against consummation of the transaction with Warner-Lambert Company and/or money damages. The Company believes the allegations are without merit.

ITEM 2.           Changes in Securities:  None

ITEM 3.           Defaults Upon Senior Securities:  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders:

                  The Company held its Annual Meeting of Shareholders on December 16, 1998. The following actions were taken at the meeting:

                  1. Shareholders elected nine directors to serve until the next annual meeting. Of the 31,282,508 shares of Common Stock of the Company outstanding as of the October 19, 1998 record date for the Annual Meeting (the "Outstanding Shares"), the number of votes cast for and the number of votes withheld or voted against each nominee for director were as follows:

                                                                                           Votes
                                                                Votes                   Against or
                                                                 For                     Withheld
                           Peter Johnson                     27,904,017                   127,489
                           Gary E. Friedman                  27,903,517                   127,989
                           John N. Abelson                   27,901,277                   130,229
                           Patricia M. Cloherty              27,602,377                   429,129
                           A. E. Cohen                       27,602,877                   428,629
                           Michael E. Herman                 27,607,127                   424,379
                           Irving S. Johnson                 27,605,663                   425,843
                           Antonie T. Knoppers               27,603,209                   428,297
                           Melvin I. Simon                   27,904,147                   127,359

                  2. A proposal (the "Divisional Stock Proposal") was approved. The proposal approved the amendment and restatement of the Company's Articles of Incorporation to (i) increase the number of shares of authorized Common Stock to 150,000,000 shares, of which 75,000,000 shares would initially be designated as Agouron Pharmaceuticals Stock and 25,000,000 shares would initially be designated as Oncology Division ("Oncoceutics") Common Stock, (ii) provide authorization to the Board to designate and issue any undesignated shares in one or more additional series of Common Stock, to determine the number of shares, rights, preferences, privileges and restrictions of any such series, and to increase or decrease the number of shares of any existing series, and (iii) convert each share of the Company's existing Common Stock into one share of Agouron Pharmaceuticals Stock and 0.5 shares of Oncoceutics Stock. 21,535,439 shares were voted in favor of the proposal, 5,530,848 shares were voted against the proposal, 138,535 shares abstained and 4,077,686 shares were not voted or were broker non-votes.

                 3. A proposal to amend the Company's 1996 Stock Option Plan to increase the number of shares available for issuance under such plan by 1,000,000 shares was approved. 22,165,340 shares were voted in favor of the proposal, 4,640,301 shares were voted against the proposal, 399,181 shares abstained and 826,684 shares were not voted or were broker non-votes.

                 4. A proposal to amend the Company's Employee Stock Purchase Plan to increase the number of shares available for purchase under such plan by 200,000 shares was approved. 25,820,930 shares were voted in favor of the proposal, 1,020,130 shares were voted against the proposal, 363,762 shares abstained and 826,684 shares were not voted or were broker non-votes.

                 5. The selection of PricewaterhouseCoopers LLP as the Company's independent accountants was ratified. 27,857,821 shares were voted in favor of the proposal, 66,419 shares were voted against the proposal, 107,266 shares abstained and 0 shares were not voted or were broker non-votes.

ITEM 5.           Other Information:  None

ITEM 6.           Exhibits and Reports on Form 8-K:

a.       Exhibits:
                      4.1(1)     Amended and Restated Rights Agreement dated
                                 as  of   November 10,  1998   between   Agouron
                                 Pharmaceuticals,     Inc.    and    ChaseMellon
                                 Shareholder Services, L.L.C.
                      10.1(2)    Amended and Restated 1996 Stock Option Plan.
                      10.2(2)    Amended and Restated Employee Stock Purchase
                                 Plan.
                      10.3(3)    Amended 1998 Employee Stock Option Plan.
                      10.4       Agreement  and  Plan  of  Merger  dated  as  of
                                 January 26, 1999 among Warner-Lambert  Company,
                                 WLC   Acquisition   Corporation   and   Agouron
                                 Pharmaceuticals, Inc.
                      10.5       Stock Option Agreement dated as of January 26,
                                 1999, by and between Agouron Pharmaceuticals, Inc. and Warner-Lambert Company.
                      10.6       Form of Employment Agreement dated January 26,
                                 1999 executed with Peter Johnson, Marvin R.
                                 Brown,  Gary E. Friedman, Barry D. Quart and
                                 R. Kent Snyder (named executive officers in
                                 Proxy Statement dated November 12, 1998).
                      27.        Financial Data Schedule for the quarter ended
                                 December 31, 1998.

b.       Reports on Form 8-K:  None.

------------------
(1)      Incorporated by reference to Form 8-K filed January 19, 1999.
(2)      Incorporated by reference to Form S-4 filed August 13, 1998.
(3)      Incorporated by reference to Form S-8 filed January 19, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AGOURON PHARMACEUTICALS, INC.




Date:  February 5, 1999                    /s/ Steven S. Cowell
                                         ---------------------------------------
                                         Steven S. Cowell
                                         Corporate Vice President, Finance
                                         Chief Financial Officer
                                         Chief Accounting Officer