Form 10-Q
period 1999-03-31
AGOURON PHARMACEUTICALS INC
filed 1999-05-14
CIK 811210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 1999, the registrant had approximately 32,200,000 shares of Common Stock, no par value, outstanding.

                          AGOURON PHARMACEUTICALS, INC.

                                      INDEX


                                                                                          PAGE NO.
                                                                                          --------

PART I.           Financial Information

ITEM 1.           Financial Statements

                  Consolidated Balance Sheet -                                                  3
                         March 31, 1999 and June 30, 1998

                  Consolidated Statement of Income -                                            4
                         Three and Nine Months Ended
                         March 31, 1999 and 1998

                  Consolidated Statement of Cash Flows-                                         5
                         Nine Months Ended March 31, 1999 and 1998

                  Notes to Consolidated Financial Statements                                    6

ITEM 2.           Management's Discussion and Analysis of Financial                            10
                         Condition and Results of Operations


PART II.          Other Information

ITEM 1.           Legal Proceedings                                                            15

ITEM 2.           Changes in Securities                                                        15

ITEM 3.           Defaults Upon Senior Securities                                              15

ITEM 4.           Submission of Matters to a Vote of Security Holders                          15

ITEM 5.           Other Information                                                            15

ITEM 6.           Exhibits and Reports on Form 8-K                                             15

                  Signature                                                                    16


PART I.       FINANCIAL INFORMATION


                          AGOURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                           March 31,               June 30,
                                                                                1999                   1998
                                                                      --------------         --------------
ASSETS                                                                   (unaudited)


Current assets:
     Cash and cash equivalents                                        $       42,775         $      19,098
     Short-term investments                                                   41,692                68,025
     Accounts receivable, net                                                 58,334                51,341
     Inventories                                                              98,901               103,706
     Current deferred tax assets                                                 877                   564
     Other current assets                                                      2,580                 5,247
                                                                      --------------         -------------

     Total current assets                                                    245,159               247,981

Property and equipment, net of accumulated
     depreciation and amortization of $34,123 and $24,321                     48,066                47,212
Deferred tax assets                                                           71,262                64,644
Purchased intangibles                                                          3,050                 3,500
                                                                      --------------         -------------

                                                                      $      367,537         $     363,337
                                                                      ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $       23,442         $      44,393
     Accrued liabilities                                                      50,183                35,356
     Deferred revenue and advances                                             8,101                23,563
     Current deferred tax liabilities                                          2,589                 1,139
     Loan payable and current portion of long-term debt                          857                15,802
                                                                      --------------         -------------

     Total current liabilities                                                85,172               120,253
                                                                      --------------         -------------

Long-term liabilities:
     Long-term debt, less current portion                                      6,170                 5,892
     Accrued rent                                                                822                 1,023
                                                                      --------------         -------------

     Total long-term liabilities                                               6,992                 6,915
                                                                      --------------         -------------

Stockholders' equity:
     Common stock, no par value, 75,000,000 shares authorized,
       32,070,124 and 31,053,380 shares issued and outstanding               373,377               348,482
     Accumulated other comprehensive income (expense)                           (727)                  384
     Accumulated deficit                                                     (97,277)             (112,697)
                                                                      --------------         -------------

     Total stockholders' equity                                              275,373               236,169
                                                                      --------------         -------------

                                                                      $      367,537         $     363,337
                                                                      ==============         =============

See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                 Three Months Ended             Nine Months Ended
                                            ---------------------------    --------------------------
                                                      March 31,                     March 31,
                                            ---------------------------    --------------------------

                                                1999           1998            1999           1998
                                            -----------     -----------    -----------    -----------

Revenues:
   Product sales                            $   145,993     $   111,950    $   438,056     $  283,252
   Contracts                                      5,877           8,608         17,310         31,073
   Royalties and license fees                     5,613          13,900         17,763         16,652
                                            -----------     -----------    -----------     ----------

                                                157,483         134,458        473,129        330,977
                                            -----------     -----------    -----------     ----------

Operating expenses:
   Cost of product sales                         60,268          49,220        191,554        121,235
   Research and development                      44,725          31,859        121,434         89,113
   Selling, general and administrative           23,411          14,168         61,254         40,759
   Royalties                                     29,027          18,081         83,005         46,889
                                            -----------     -----------    -----------     ----------

                                                157,431         113,328        457,247        297,996
                                            -----------     -----------    -----------     ----------

Operating income                                     52          21,130         15,882         32,981
                                            -----------     -----------    -----------     ----------

Other income (expenses):
   Interest and other income                      1,208           1,624          3,095          4,393
   Interest expense                                (190)           (212)          (836)          (579)
                                            -----------     -----------    -----------     ----------

                                                  1,018           1,412          2,259          3,814
                                            ------------    -----------    -----------     ----------

Income before income taxes                        1,070          22,542         18,141         36,795

Income tax provision                                160           9,017          2,721         14,718
                                            -----------     -----------    -----------     ----------

Net income                                  $       910     $    13,525    $    15,420     $   22,077
                                            ===========     ===========    ===========     ==========

Earnings per share:
      Basic                                 $       .03     $      .44     $       .49     $      .73
                                            ===========     ==========     ===========     ==========
      Diluted                               $       .03     $      .41     $       .45     $      .66
                                            ===========     ==========     ===========     ==========


Shares used in calculation of:
      Basic                                      31,936          30,757         31,491         30,414
      Diluted                                    35,291          32,956         34,236         33,251

See accompanying notes to consolidated financial statements.
                                       4

                          AGOURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Nine Months Ended
                                                                                  --------------------------
                                                                                             March 31,
                                                                                  --------------------------
                                                                                      1999            1998
                                                                                  ------------   -----------
Cash flows from operating activities:
     Cash received from product sales, contracts, license fees
       and royalties                                                              $   450,674    $   311,174
     Cash paid to suppliers, employees and service providers                         (445,549)      (277,073)
     Interest received                                                                  3,084          4,443
     Interest paid                                                                       (836)          (579)
                                                                                  -----------    ------------

     Net cash provided (used) by operating activities                                   7,373         37,965
                                                                                  -----------    -----------

Cash flows from investing activities:
     Proceeds from maturities/sales of short-term investments                          51,619        102,113
     Purchases of short-term investments                                              (26,397)      (150,299)
     Purchases of property and equipment                                              (11,362)       (23,200)
                                                                                  -----------    -----------

     Net cash provided (used) by investing activities                                  13,860        (71,386)
                                                                                  -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                        17,111         11,411
     Proceeds from credit line                                                         40,000         22,600
     Principal payments on credit line, long-term debt,
      and capital leases                                                              (54,667)       (23,147)
                                                                                  -----------    -----------

     Net cash provided (used) by financing activities                                   2,444         10,864
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                   23,677        (22,557)

Cash and cash equivalents at beginning of period                                       19,098         52,484
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $    42,775    $    29,927
                                                                                  ===========    ===========

Reconciliation   of  net  income  to  net  cash  provided  (used)  by  operating activities:
     Net income                                                                   $    15,420    $    22,077
     Depreciation and amortization                                                     10,958          6,206
     Provision for deferred income taxes                                                2,303         14,282
     Net (increase) decrease in accounts receivable
       and other current assets                                                        (4,326)       (25,133)
     Net (increase) decrease in inventories                                             4,805        (32,200)
     Net increase (decrease) in accounts payable, accrued liabilities,
       deferred revenue and advances, and other liabilities                           (21,787)        52,733
                                                                                  -----------    -----------

     Net cash provided (used) by operating activities                             $     7,373    $    37,965
                                                                                  ===========    ===========


See accompanying notes to consolidated financial statements.

                          AGOURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (March 31, 1999)


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Agouron Pharmaceuticals, Inc. (Agouron or the Company) was organized and incorporated in California in June 1984. Agouron is an integrated pharmaceutical company committed to the discovery, development, manufacturing and marketing of innovative therapeutic products engineered to inactivate proteins which play key roles in cancer, AIDS and other serious diseases. The Company, through its own sales and marketing organization, is currently marketing in the United States and Canada its first drug, VIRACEPT(R) (nelfinavir mesylate) for treatment of HIV infection. The Company is also conducting pivotal phase II/III clinical trials for AG3340 for treatment of lung and prostate cancer. In addition, Agouron has initiated a phase II/III pivotal clinical trial of REMUNE(TM), an immune-based therapeutic agent for treatment of HIV infection and AIDS being co-developed by Agouron and The Immune Response Corporation (IRC). Further, the Company has a number of programs in progress for discovery or development of other new drugs in the fields of cancer, viral disease and other serious diseases.

On January 26, 1999, the Company announced that it had signed a definitive agreement to merge with Warner-Lambert Company, a worldwide company devoted to discovering, developing, manufacturing, and marketing quality pharmaceuticals, consumer healthcare, and confectionery products. Warner-Lambert employs more than 40,000 people worldwide. The proposed merger, which is subject to approval by Agouron's shareholders, will be treated as a "pooling of interests" for accounting purposes. If approved, each share of Agouron common stock will be converted into the right to receive .8934 share of Warner-Lambert common stock.

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of March 31, 1999 and the consolidated statements of income and cash flows for the three and nine-month periods ended March 31, 1999 and 1998 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

The Company recorded approximately $3,300,000 in merger-related costs in the quarter ended March 31, 1999. If the merger is approved by Agouron's shareholders, the Company expects to incur an additional $11,300,000 in merger-related costs in the quarter ended June 30, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

INVENTORIES

The inventories consist of the following components:

                                                                  March 31,          June 30,
         (Dollars in thousands)                                        1999             1998
                                                              -------------     ------------

         Raw materials and work in process                    $      91,286     $      95,517
         Finished goods                                               7,615             8,189
                                                              -------------     -------------

                                                              $      98,901     $     103,706
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

Also included in product sales for the three and nine-month periods ended March 31, 1999 are approximately $31,488,000 and $103,764,000 of sales (at cost plus contractually determined mark-ups) to F. Hoffmann-La Roche Ltd (Roche) of clinical and commercial drug supplies to be used by Roche in its licensed territory. For the three and nine-month periods ended March 31, 1998, sales to Roche were approximately $18,942,000 and $30,362,000. The Company receives a royalty on Roche's subsequent commercial sales of such drug supplies.

ROYALTIES AND LICENSE FEES

Royalty revenues are recognized based on estimated and actual sales of licensed products in licensed territories.

For the three and nine-month periods ended March 31, 1999, the Company has accrued and/or received royalties of approximately $5,613,000 and $17,338,000 resulting from estimated and actual net sales of VIRACEPT by Roche within its licensed territory. For the three and nine-month periods ended March 31, 1998, Roche royalties were approximately $1,900,000 and $2,652,000.

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

EARNINGS PER SHARE

Basic earnings per share is based upon the weighted average number of the Company's common shares outstanding during a period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during a period. Common stock equivalents are options under the Company's stock option plans which are included in the earnings per share computation under the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan.

Common stock equivalents of approximately 3,355,000 and 2,745,000 shares for the three and nine-month periods ended March 31, 1999 were used to calculate diluted earnings per share. For the three and nine-month periods ended March 31, 1998, common stock equivalents of approximately 2,199,000 and 2,837,000 shares were used to calculate diluted earnings per share. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

NOTE 2 - COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. The Company presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. During the three and nine-month periods ended March 31, 1999, total comprehensive income was $344,000 and $14,309,000, respectively. During the three and nine-month periods ended March 31, 1998, total comprehensive income was $13,525,000 and $22,077,000.

NOTE 3 - LITIGATION

In January 1999, an action was filed on behalf of the Company's shareholders against the Company, members of its board of directors, and Warner-Lambert Company alleging that the board breached fiduciary duties in connection with the decision to enter into an agreement to merge with Warner-Lambert Company. The complaint purports to seek various forms of relief, including a preliminary and permanent injunction against consummation of the transaction with Warner-Lambert Company and/or money damages. The Company believes the allegations are without merit.

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


OVERVIEW

The Company is committed to the discovery, development, manufacturing and marketing of human pharmaceuticals targeting cancer, AIDS, and other serious diseases. Operations to date have been principally funded from the Company's equity-derived working capital, various collaborative arrangements and, most recently, from the gross margin contribution of VIRACEPT. The net income reported in the three and nine-month periods ended March 31, 1999 and 1998 is principally due to the commercialization of VIRACEPT while the Company's prior net operating losses reflect primarily the result of its independent research and substantial investment in the clinical and commercial development of VIRACEPT and certain anti-cancer compounds.

In March 1997, VIRACEPT was approved for marketing in the United States. In January 1998, March 1998 and August 1998, VIRACEPT was approved for marketing in Europe, Japan and Canada, respectively. For the three and nine-month periods ended March 31, 1999, due principally to the increasing product contribution from VIRACEPT sales, license fees and royalties, the Company realized a net income of $910,000 and $15,420,000, respectively. Third quarter results were diluted by a $5,000,000 milestone fee paid to IRC in conjunction with development of REMUNE and approximately $3,300,000 of costs related to the proposed merger with Warner-Lambert.

RESULTS OF OPERATIONS

PRODUCT SALES

Product sales for the three and nine-month periods ended March 31, 1999 were approximately $145,993,000 and $438,056,000, which included sales in North America of $114,505,000 and $334,292,000, respectively. The Company anticipates that VIRACEPT sales in North America will meet or exceed $440,000,000 in fiscal 1999.

CONTRACT REVENUES

Collaborative research and development agreements with Japan Tobacco Inc. (JT), Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, HLR) accounted for substantially all of the Company's contract revenues for the three and nine-month periods ended March 31, 1999 and 1998. Total contract revenues for the three and nine-month periods decreased approximately 32% and 44% due principally to termination of the HLR collaboration in fiscal 1998.

ROYALTIES AND LICENSE FEES

Royalty revenues of approximately $5,613,000 and $17,338,000 have been recognized in the three and nine-month periods ended March 31, 1999 based on estimated and actual Roche sales of VIRACEPT in its licensed territory. Royalties for the three and nine-month periods increased from the prior year due to growth in European market share and sales volume

License fee revenues of $12,000,000 were recognized in the prior year's three month period when VIRACEPT was approved for marketing in Europe (January 1998) and Japan (March 1998).

COST OF PRODUCT SALES

The aggregate cost of product sales as a percentage of product sales was approximately 41% and 44% for the three and nine-month periods ended March 31, 1999. The aggregate cost of product sales as a percentage of product sales was approximately 44% and 43% for the three and nine-month periods ended March 31, 1998. Gross margins on North America commercial sales were approximately 73% and 72% for the three and nine-month periods ended March 31, 1999. The Company anticipates that gross margins on North America sales will approximate 73% for fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development spending for the current three and nine-month periods increased 40% and 36% from the prior year periods due to costs associated with increasing average staff levels and staff related spending, a milestone fee paid to IRC in conjunction with development of REMUNE, and increasing expenses associated with the clinical development of certain of the Company's anti-viral and anti-cancer compounds.

In fiscal 1997, the Company acquired Alanex Corporation ("Alanex," a research company) and recorded a write-off of $57,500,000 (or 92% of the purchase price, including transaction costs), representing the values determined by management to be attributable to the in-process technology purchased. Of the amount written off, approximately 95% was attributed to and supported by a discounted cash flow analysis of three drug discovery programs which anticipated revenues beginning in 2003. Approximately 40% of the value was attributed to a compound with obesity and cardiovascular indications, 30% for compounds with depression and anxiety indications and 25% for a program to treat endometriosis and sex-hormone dependent tumors. The Company believes that the allocations and aggregate values attributable to these programs were reasonable and appropriate based on the commercial potential, beginning in 2003, of these three drug discovery programs, which remain the subject of research or development activities at March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs for the current three and nine-month periods increased by 65% and 50% from the prior year periods due principally to increasing sales and marketing activities, the support of VIRACEPT phase IV marketing studies and costs related to the proposed merger with Warner-Lambert.

ROYALTIES

The Company's obligation to share VIRACEPT profits with JT is reflected in royalty expense for the three and nine-month periods ended March 31, 1999 and represents approximately 25% of North America product sales. Royalty expense in the prior year periods was approximately 20% of North America product sales.

INCOME TAX PROVISION

The income tax provision has been computed using an effective, combined federal and state rate of 15%. This rate is expected to increase if the proposed merger with Warner-Lambert becomes effective during the fourth fiscal quarter. The cash obligation of such provision has been mostly offset by the utilization of deductions generated by the exercise of stock options and/or the utilization of deferred tax benefits (comprised mostly of net operating loss carryforwards and research tax credits).

YEAR 2000

The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. This could result in miscalculations and system failures that could inhibit the Company's ability to engage in normal business activities.

The Company has established a Year 2000 project team and is utilizing a multi-phased approach to address this issue. The phases included in the
Company's plan are the awareness, assessment, remediation, testing, implementation, and contingency planning phases. The Company has completed the awareness and assessment phases and has begun to correct and replace those systems that are not Year 2000 compliant. The Company expects to complete internal remediation efforts and the validation and contingency phases by the end of calendar 1999.

The Company has initiated communications with all of its significant external business partners to determine the extent to which the Company is vulnerable to their failures and to ascertain Year 2000 compliance and risk. The Company intends to monitor the progress of these significant business partners and will develop contingency plans in the event that a significant exposure is identified. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of the third-parties on which the Company relies will be Year 2000 compliant, or that a failure to remediate by another company would not have a material adverse effect on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to fiscal 1998, the Company relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. Beginning in fiscal 1998, the gross margin from commercial sales of VIRACEPT contributed significantly to the Company's overall working capital requirements. Commercial sales of VIRACEPT for the three and nine-month periods ended March 31, 1999 resulted in gross margins of approximately $85,725,000 and $246,502,000.

At March  31,  1999,  the  Company  had net  working  capital  of  approximately
$159,987,000,  an  increase  of  $32,259,000  over  June  30,  1998  levels  due principally to the Company's pre-tax profit of $18,141,000 and $17,111,000 of proceeds from the exercise of stock options. Individual working capital components significantly impacted by the commercialization of VIRACEPT include trade accounts receivable (an increase of $4,660,000), inventories (a decrease of $4,805,000), accounts payable (a decrease of $20,951,000) and accrued liabilities (an increase of $14,827,000, primarily due to accrued royalties payable to JT). It is anticipated that these working capital components and cash and short-term investments will continue to be significantly impacted by VIRACEPT sales. At March 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $84,467,000. The Company believes that its current capital resources, existing contractual commitments and anticipated VIRACEPT product sales are sufficient to maintain its current operations through fiscal 1999. This belief is based on current research and clinical development plans, anticipated working capital requirements associated with the expanding commercialization of VIRACEPT, the current regulatory environment, historical industry experience in the development of therapeutic drugs and general economic conditions.

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

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings:

                  On January 27, 1999, an action entitled Rubin v. Agouron Pharmaceuticals, Inc., et al. was filed in San Diego Superior Court against the Company, members of its board of directors, and Warner-Lambert Company. The complaint, which purports to be a class action filed on behalf of the Company's shareholders, alleges that the board breached fiduciary duties in connection with the decision to enter into the Agreement and Plan of Merger among the Company, WLC Acquisition Corporation and Warner-Lambert Company, dated as of January 26, 1999. The complaint purports to seek various forms of relief, including a preliminary and permanent injunction against consummation of the transaction with Warner-Lambert Company and/or money damages. The parties have agreed, with approval of the court, that defendants' time to respond to the complaint will be indefinitely extended and that such response will not be due until 10 days after plaintiffs request such a response. Agouron believes that the allegations asserted are without merit because, among other things, they do not have a basis in fact or in law.

                  The Company is involved in certain other legal or administrative proceedings generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position or results of operations.

ITEM 2.           Changes in Securities:  None

ITEM 3.           Defaults Upon Senior Securities:  None

ITEM 4.           Submission of Matters to a Vote of Security Holders:  None

ITEM 5.           Other Information:  None

ITEM 6.           Exhibits and Reports on Form 8-K:

                  a.       Exhibits:
                           27. Financial Data Schedule for the quarter ended March 31, 1999.

                  b.       Reports on Form 8-K:

                           A report on Form 8-K was filed on January 19, 1999, reporting the amendment to the Company's stockholder rights plan. A report on Form 8-K was also filed on January 28, 1999, reporting the execution of a definitive agreement to merge with Warner-Lambert Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AGOURON PHARMACEUTICALS, INC.




Date:  May 13, 1999             /s/ Steven S. Cowell
                               -------------------------------------------------
                               Steven S. Cowell
                               Corporate Vice President, Finance
                               Chief Financial Officer
                               Chief Accounting Officer